Form 10-Q
period 2008-02-29
ESE CORP
filed 2008-04-14
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-128110

ESE CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

138 Weatherwood Road
Rock Hill, South Carolina 29732
(Address of principal executive offices, including zip code.)

(803) 981-9046
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,495,749as of April 7, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	February	May 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$86	$921
Total Current Assets	86	921

PROPERTY AND EQUIPMENT, net of depreciation	-	1,688

TOTAL ASSETS	$86	$2,609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	27,719	850
Total Current Liabilities	27,719	850

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 and 32,495,749 shares issued and outstanding, repectively	325	325
Additional paid in capital	67,633	67,233
Deficit accumulated during the development stage	(95,591)	(65,799)
Total Stockholders' Equity (Deficit)	(27,633)	1,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIT	$86	$2,609

See accompanying condensed notes to the interim financial statements.

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

										Period from
										April 27, 2005
		Three Months		Three Months		Nine Months		Nine Months		(Inception) to
		February 29,		February 28		February 29		February 28		February 29
		2008		2007		2008		2007		2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-		$-		-

OPERATING EXPENSES
Depreciation		-		1,193		1,688		3,587		9,546
Legal and accounting		6,911		450		24,466		10,190		52,817
Financing fees		10,000		-		10,000		-		35,000
General and administrative		266		361		638		1,728		4,753
License fees		-		-		-		-		475
Total Operating Expenses		17,177		2,004		36,792		15,505		102,591

NET LOSS FROM OPERATIONS		(17,177)		(2,004)		(36,792)		(15,505)		(102,591)

OTHER INCOME (EXPENSE)
Forgiveness of debt		7,000		-		7,000		-		7,000
Total Other Income (Expense)		7,000		-		7,000		-		7,000

LOSS BEFORE TAXES		(10,177)		(2,004)		(29,792)		(15,505)		(95,591)

INCOME TAXES		-		-		-		-		-

NET LOSS		$(10,177	) $	(2,004	) $	(29,792	) $	(15,505	) $	(95,591)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		32,495,749		32,495,749		32,495,749		32,495,749

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

					Period from
					April 27, 2005
	Nine Months Ended		Nine Months Ended		(Inception) to
	February 29, 2008		February 28, 2007		February 29, 2008
	(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29,792	) $	(15,505	) $	(95,591)
Adjustments to reconcile net income (loss) to net cash					-
provided (used) by operating activities:					-
Depreciation	1,688		3,587		9,546
Increase (decrease) in accounts payable	26,869		1,391		27,719
Prepaid rent	-		-		-
Net cash provided (used) by operating activities	(1,235)		(10,527)		(58,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-		-		(9,546)
Net cash provided (used) by investing activities	-		-		(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-		-		25,258
Proceeds from contribution of capital	400		11,000		42,700
Checks in excess of bank balance			-		-
Net cash provided by financing activities	400		11,000		67,958

Change in cash	(835)		473		86

Cash, beginning of period	921		110		-

Cash, end of period	$86		$583		$86

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-		$-
Income taxes paid	$-		$-		$-

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of ESE Corporation is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At February 29, 2008 and May 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2008.

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the period ending February 29, 2008, has no revenues, and has an accumulated deficit of $95,591 since the inception of the Company. These factors indicate substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.

The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

February 29, 2008 and May 31, 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $32,500 and $22,400, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 29, 2008 and May 31, 2007. The significant components of the deferred tax asset at February 29, 2008 and May 31, 2007 were as follows:

	February 29,	May 31,
	2008	2007
Net operating loss carryforward	$95,500	$65,800

Deferred tax asset	$32,500	$22,400
Deferred tax asset valuation allowance	$(32,500)	$(22,400)
Net deferred tax asset	$0	$0

At February 29, 2008 and May 31, 2007, the Company has net operating loss carryforwards of approximately $95,500 and $65,800, respectively, which expire in the year 2027-2028. The approximate net change in valuation allowance between February 28, 2007 and May 31, 2007 is $10,100

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the nine-months ended February 29, 2008, or during the prior three years applicable under FIN 48.

As a result of the adoption of FIN 48, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.

Net Loss Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Property and Equipment
Property and equipment are stated net of depreciation. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets of 2 years. See Note 3.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R).

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are 2 years. The following is a summary of property, equipment, and accumulated depreciation:

	February 29,	May 31,
	2008	2007
Leasehold Improvements	$5,500	$5,500
Flooring	795	795
Carpet	326	326
Carpet 2	326	326
Roofing	2,600	2,600
Subtotal	9,547	9,547
Less accumulated depreciation	(9,547)	(7,858)
Property and Equipment, net	$0	$1,688

Depreciation expense for the period ended February 29, 2008 and May 31, 2007 was $1,688 and $4,780, respectively. Maintenance and repairs are expensed as incurred.

NOTE 4– CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of May 31, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.00001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in May 31, 2005, the Company issued to officers 30,000,000 shares of common stock for $300 cash. During the year ended May 31, 2006, the Company sold 2,495,749 shares of common stock for $24,958 cash.

There were no share issuances in the year ended May 31, 2007.

There have been no share issuances during the nine months ended February 29, 2008.

ESE CORPORATION
(A Development Stage Enterprise)
Condensed Notes to Interim Financial Statements
February 29, 2008

Contributed Capital
At May 31, 2005 the company had received a $500 loan from the secretary of the Company to open the banking account. Furthermore, the Company had a $15,000 loan from a related party pertaining to the private placement. The related party is the father of the Company’s director and officer. Because the loans have been forgiven, they have been reclassified as contributed capital.

During the year ended May 31, 2006, the secretary of the Company contributed an additional $6,300 of capital, and $2,500 was contributed by a related party.

During the year ended May 31, 2007, the secretary of the Company contributed an additional $18,000 of capital.

During the period ended February 29, 2008, the secretary of the Company contributed an additional $400 of capital.

NOTE 5 – LEASES

Effective August 1, 2005, the Company is leasing property for a drive through establishment. This operating lease calls for rent of $50 per month for 24 months which would increase to $250 per month thereafter if the lease was renewed. The lease was renewed on August 1, 2007, under the terms of the new lease rent will be paid in the amount of $ 50 until operation of the business begins. The company recorded rent expense of $450 and $600 for the period ended February 29, 2008 and May 31, 2007, respectively.

The following are the Company’s minimum lease payments under this agreement:

Year Ended: May 31, 2008	Minimum Lease Payment $150

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We have acquired a lease for our first store. Other than the acquisition of the lease, we have not commenced operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances by our officers and directors.

     We represented to persons that purchased shares in our private placement that we would file a registration statement to register their shares for resale. Those persons are the selling shareholders listed in this registration statement. That was done in order to induce them to purchase our common stock. We also believe, that it will be easier to raise capital in the future if our shares are publicly traded somewhere. We have found that individuals are unwilling to invest money unless there is liquidity for their investment.

     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment. Currently, we do not have funds to hire such personnel and we do not intend to do so in the near future. Further, until we open our shop, we have no plans to raise money to hire personnel to assist with the preparation of SEC reports. Our officers and directors plan to educate themselves in order to prepare and file reports with the SEC. Any costs related to filing the reports will be advanced by the officers and directors on an as needed basis.

     We believe it will cost $15,800 to open our shop. The $15,800 is comprised of: $1,225 for inventory and sundries; $2,600 for rent; $2,800 for equipment; the $2,800 is the monthly cost of equipment rental for 12 months ($150 p/m=$1,800) plus the set up of the equipment ($1,000), i.e. special piping and counter top modifications ($600), as well as security payments for leased equipment ($400), $3,500 for completion of repairs and equipment consisting of stainless steel counter tops, handicap bathroom fixtures, and, painting two handicap parking spaces; $200 for licensing and county taxes for the next twelve months; $625 for advertising; and, $4,850 for working capital of which $2,668 is for four part time employees. This money will be advanced by our officers and directors over the next couple of months when they have time to devote to our operations. The advances will be evidenced by long-term and short-term notes. The terms of the notes have yet to be determined. In order to be able to advance the money, they must maintain their current employment. It will require an additional $40,920 to continue operations once we open and increase development throughout the next fiscal year.

     We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of February 29, 2008, we only have $86 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Our officers and directors will advance us $15,800 in order to acquire or lease equipment and complete the remodeling of the shop. We will open for business within thirty days of receipt of the $15,800 from our officers and directors. Currently we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that our common stock will trade on the Bulletin Board; or, that anyone will invest in us. Accordingly, in order to open our coffee shop, our officers and directors will have to advance the funds needed to get us opened for business. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. We will have to rely on loans from our officers and directors until we open to the public. After that, if we cannot sustain our operations from our revenues, we will have to obtain additional loans from our officers and directors or raise additional funds through a second private placement of securities.

      We intend to lease equipment for our store. It will consist of an espresso maker, tables, chairs, lights, storage bins, and a telephone. We have no plans to buy or sell any plant or significant equipment during the next twelve months. We believe our monthly lease costs for equipment will be $150, and the cost of stocking our inventory will be $1,225.

      Our specific goal is to begin developmental components of our business plan including purchasing a computer and espresso machine. At this time there will not be significant changes in the number of employees. We intend to accomplish the foregoing through the following milestones:

1.    Have our shares of common stock listed for trading on the Bulletin Board.

2.

We are beginning to establish our coffee shop and acquire the equipment we need to begin operations. As of February 29, 2008, we only had $86 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public.

Our officers and directors will advance us $15,800 in order to acquire or lease equipment and complete the remodeling of the shop. We will open for business within thirty days of receipt of the $15,800 from our officers and directors. Currently we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that our common stock will trade on the Bulletin Board or that anyone will invest in us. To date, we have acquired a lease on property in North Carolina. We are in the process of refurbishing the property which includes installation of a front counter; adding carpeting; refurbishing the bathrooms; adding booths and table areas; and, making parking lot revisions. Currently, family members are assisting with the refurbishing the property. We believe we can complete the refurbishing for $3,500. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. We have yet to acquire any equipment. We have decided to lease all of our equipment which is comprised of coffee and espresso machines, cash registers, refrigerators and ovens. We intend to purchase coffee cups and other disposables. As of the date hereof, we have not entered into any agreements to lease or purchase the foregoing items. We plan to lease the equipment when our officers and directors advance us $15,800. Our officers and directors will advance us $15,800 in order to acquire or lease equipment and complete the remodeling of the shop. We will open for business within thirty days of receipt of the $15,800 from our officers and directors. We believe that it will cost $4,025 to equip our coffee shop and acquire our initial inventory of coffee. We intend to operate from 6:00 a.m. to 6:00 p.m., Monday through Friday. We intend to hire four part-time employees when we open to the public. Our officers and directors will handle our administrative duties. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees.

3.

About two weeks before we open the shop to customers, we plan to deliver fliers to the businesses in the industrial park. We also intend to run an ad in the newspaper on the Sunday before we open for business. We plan to open on a Monday. The cost of the newspaper ad will be approximately $625. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. We intend to run periodic ads in the newspapers when we approach an opening date.  We also intend to hire four part-time employees. We estimate the cost of the four employees to be $2,668 per month.

4.

We believe we will generate revenues with the opening of our coffee shop. Our officers and directors will advance us $15,800 in order to acquire or lease equipment and complete the remodeling of the shop. We will open for business within thirty days of receipt of the $15,800 from our officers and directors. Currently we are spending all contributed capital from our officers and directors on accounting and auditing fees.

     As of February 29, 2008, we only have $86 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Our officers and directors will advance us $15,800 in order to acquire or lease equipment and complete the remodeling of the shop We will open for business within thirty days of receipt of the $15,800 from our officers and directors. Currently we are spending all contributed capital from our officers and directors on accounting and auditing fees. We do not know of anyone who will invest in us until our common stock is listed for trading on the Bulletin Board. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that our common stock will trade on the Bulletin Board; or, that anyone will invest in us. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. Profitability will occur when our monthly revenues exceed monthly expenses. We expect to generate sufficient revenues to pay expenses within six months after we open. There is no assurance, however, that we will ever be profitable.

      Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. After three months, we believe the shop will be self sufficient. We estimate our monthly expenses to be:

1.	Rent - shop and equipment $400
2.	Salaries - $2,668.
3.	Inventory and Sundries- $1,225.
4.	Utilities - $200.
5.	Licenses - $17.
6.	Cost of maintaining reporting status with SEC - $300.

     Inventory and sundries is comprised of coffee beans, beverages, pastries, and confections.

     Total: $4,810 - per month or $57,720 for twelve months assuming no revenue whatsoever is generated.

     If we are unable to generate sufficient revenues, we may have to suspend or cease operations. If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     We need additional capital to operate during the next twelve months. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. We believe it will cost $15,800 to open our shop. The $15,800 includes repairs and equipment consisting of stainless steel counter tops, handicap bathroom fixtures, and, painting two handicap parking spaces; $200 for licensing and county taxes for the next twelve months; $1,225 for coffee beans and sundries; $2,668 for four part time employees.

     To become profitable and competitive, we have attract to customers and generate revenues.

     Equity financing could result in additional dilution to existing shareholders.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

     We raised $24,957 in our private placement. Of the $24,957 raised, we have spent nearly all on our registration statement and on our shop. We spent the money as follows: $1,800 to gravel the parking lot; $2,486 for carpeting and flooring; $1,000 for office equipment; $2,600 for roof repairs; $795 supplies from building stores; $580 for fees to our Nevada registered agent; $300 to the Secretary of State of Nevada for list of directors and officers; $3,165 for auditors; $10,000 for our attorney; $1,205 for our stock transfer agent for total expenditures of $23,931.

     If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. Until the shop is opened, we have no plans to raise additional capital from unaffiliated third parties. Other than as described in this paragraph, we have no other financing plans.

As of the date of this report, we have not initiated operations, and have not generated any revenues.

     Since inception we have issued 30,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) private placement in April 2005. The purchase price of the shares was $300. This was accounted for as an acquisition of shares. Robin Long, our secretary and a member of the board of directors, contributed $500 to cover our initial expenses for legal and accounting fees. The amount contributed by Ms. Long is recorded as contributed capital.

     In July 2005, we completed a private placement of our common stock and raised $24,957 by selling 2,495,749 shares of common stock at a price of $0.01 per share. The shares were sold pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933.

     As of February 29, 2008, our total assets were $86 and our total liabilities were $27,719. Our total assets were comprised of cash, plants, property and equipment. As of February 29, 2008, we had $86 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

     Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through February 29, 2008 were $95,591 comprised of $9,546 for deprecation; $82,817 for legal and accounting; of which $35,000 was incurred for legal fees paid in connection with this registration statement; $4,753 for general and administrative expenses; and, $475 for license fees.

Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - and amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests fo the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

      In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

Controls and Procedures over Financial Reporting

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of April, 2008.

ESE CORPORATION

BY:  CHRISTOPHER ARMSTRONG
        Christopher M. Armstrong, President, Principal
        Executive Officer, Principal Financial Officer,
        Principal Accounting Officer, Treasurer and member
        of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).