Form 10-K
period 2008-05-31
ESE CORP
filed 2008-08-29
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

Commission file number 333-128110

ESE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

413 South 3rd Avenue
Kure Beach, North Carolina 28449
(Address of principal executive offices, including zip code.)

(803) 230-0885
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 15, 2008: $249,335.

PART I

ITEM 1.  BUSINESS

General

     We were incorporated in the State of Nevada on April, 27, 2005. We intend to engage in the business of selling roasted whole beans and selling freshly brewed coffees, Italian-style espresso beverages, and a variety of pastries and confections, through our coffee shop. We have entered into a lease agreement to lease space in Charlotte, North Carolina and have begun to make leasehold improvements. We have not opened to the public for business as yet. We need additional cash to complete refurbishing the premises. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. Until the shop is opened, we have no plans to raise additional capital from unaffiliated third parties. We will proceed on a day by day basis until the shop is opened. Since our officers and directors have other employment, they will be devoting limited time to advancing the opening of the shop.

     We have entered into a lease agreement with Christine Root located at 413C Lissom Lane, Charlotte, North Carolina for a period of seven years with rent payable at the rate of $50 per month until our business opens and $250 per month thereafter.

     Our principal executive offices are located at 413 South 3rd Avenue, Kure Beach, North Carolina 28449 and our telephone number is (803) 230-0885. Our fiscal year end is May 31.

     On April 27, 2005, we issued 20,000,000 restricted shares of common stock to our president, Christopher M. Armstrong in consideration of $200 and on the same date issued 10,000,000 restricted shares of common stock to our secretary, Robin N. Long in consideration of $100. The shares were sold pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933 in that Mr. Armstrong and Ms. Long were given all information that is contained in Part I of a Form SB-2 registration statement. Further, Mr. Armstrong and Ms. Long are sophisticated investors. No form of general advertising was used by us and no commission was paid to anyone in connection with the sale of the securities.

     In June and July 2005, we issued 2,495,749 shares of common stock to fifty investors in consideration of $24,957. The shares were issued as restricted securities pursuant to the exemption from registration contained in Regulation 506 of the Securities Act of 1933 in that a Form D was filed with the Securities and Exchange Commission and each state securities agency where offers and sales were made; an offering memorandum was delivered to all purchasers; and, all purchasers had a preexisting relationship with us.

     Currently, we only have $130 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. We may have to entertain a merger as the auditing and attorney fees are becoming cumbersome to the officers and directors.

Summary

     Our goal is to open one walk-in coffee shop at 413C Lissom Lane, Charlotte, North Carolina and sell beverages, pastries, confections and coffee on the premises. Our coffee shop is located in an industrial complex which is visible from approximately 75 businesses. The area around the shop is urban. However, the coffee shop may not open in the foreseeable future.

The Gourmet Coffee Market

     The gourmet coffee business is in an evolutionary process. In the beginning of this business coffee houses were generally "cool hang-outs" with little or no emphasis on coffee quality or menu selection. As the brewed gourmet coffee market matured more gourmet coffee shops were opened in business districts, and large operators such as Starbucks, Gloria Jean's and other chains entered the market, the emphasis shifted to convenience and drink quality.

     Our coffee shop will offer our customers convenience and comfort. The gourmet coffee industry in the United States is more developed on the West Coast. It is, however, expanding eastward with the development of chain operators such as Starbucks.

Lease

     We have entered into a lease agreement as of August 1, 2005 which is dated August 31, 2006 with Christine Root of 5950 Hampton Leas Lane, South Carolina to lease 950 square feet from Christine Root of industrial complex at 413C Lissom Lane, Charlotte, North Carolina 28217. Ms. Root owns the fee simple title to the space. The term of the lease is seven years. The monthly rental is $50 per month the first two years and $250 per month for the remaining five years. The Lessor has agreed orally not to forego remedies under the lease agreement at this time. The rent was determined in an arm’s length transaction through negotiations between us and Ms. Root.

     Under the lease, the following constitutes a breach of the lease agreement.

1.	The appointment of a receiver for us.

2.	A general assignment for the benefit of the creditor.

3.	Any action taken or allowed to be taken by us under any bankruptcy act.

4.	Our failure to comply with each term and condition of this lease agreement. We have 30 days after receipt of written notice from Lessor of any breach to correct the conditions specified in the notice.

     Lessor shall have the following remedies in addition to its other rights and remedies in the event we breach the lease agreement:

     A. Lessor may re-enter the demised premises immediately and remove our property and personnel, store the property in a public warehouse or at a place selected by Lessor, at our expense.

     B. After re-entry, Lessor may terminate this lease agreement on giving a 30 day written notice of termination to us. Without such notice, re-entry will not terminate the lease agreement. On termination, Lessor may recover from us all damages proximately resulting from the breach, including, but not limited to, the cost of recovering the demised premises and the balance of the rent payments remaining due and unpaid under the lease agreement.

     C. After re-entering, Lessor may relet the demised premises or any part of the demised premises for any term without terminating this lease agreement, at such rent and on such terms as it may choose. Lessor may make alterations and repairs to the demised premises.

     We have not been subject to the remedies for non-compliance with the lease agreement.

Site Selection and Store Design

     The property is located in a large industrial complex with parking for employees and customers. Our shop occupies approximately 950 square feet of space in a light industrial/commercial center located approximately 160 feet west of Roundtree Road and approximately one mile northeast of Interstate 77 in Charlotte, North Carolina. Our shop is located between two larger businesses and across from four businesses. The two closest businesses to us are an auto repair service and an arcade game distributor. The nearest coffee shop to us is located approximately 6.6 miles away. There are approximately 100 businesses within one square mile of our shop. We estimate there are approximately 600 employees within the 100 businesses. Businesses in the area include repair shops, insurance offices, mortgage companies, investment companies and miscellaneous other businesses.

     We have begun making repairs to the premises of which family members are donating time to help with the refurbishing. We intend to retain local artisans to make the repairs to the premises that family members cannot repair. Upon completion of the repairs, the premises will contain a customer counter with product cases; an area for espresso and coffee machines; a store room; and a customer seating area. The customer seating area will contain a combination of booths and tables. To date, we have repaired the flooring, added office equipment, leased an espresso machine, built a glass front counter top and display case.

Strategy

     We believe that the major components in developing and maintaining a successful store location are:

1.	Location - 50% - Property has been selected.

2.	Product Quality and Rapid Service - 30%

3.	Marketing - 20%

     Each of the above factors has many different facets that must be probed, learned, considered and mastered to develop and maintain successful store operations. While location is the most important factor for most types of retail business, from time to time a "great location" will fail because certain facets were not properly explored or considered. A "great location" with poor accessibility due to traffic congestion, excessive traffic speed or claustrophobic intersections, or other considerations that were missed in the site evaluation is likely doomed to, at best, mediocrity, but probable failure. Our location has excellent accessibility in that it is in an industrial complex with multiple entrances and exits to the streets, no coffee shops within 6.6 miles, and a large number of people that work within the industrial complex.

Marketing Plans

     About two weeks before we open the shop to customers, we plan to deliver fliers to the businesses in the industrial park. We also intend to run an ad in the newspaper on the Sunday before we open for business. We plan to open on a Monday. The cost of the newspaper ad will be approximately $625. We intend to run periodic ads in the newspapers during the next twelve months based upon the amount of income we generate.

Product Supply

     Coffee is the world's second largest traded commodity and its supply and price are subject to significant volatility. Although most coffee trades in the commodity market, coffee of the quality sought by us tends to trade on a negotiated basis at a substantial premium above commodity coffee prices, depending upon the supply and demand at the time of purchase. Supply and price can be affected by multiple factors in the producing countries, including weather, political and economic conditions. In addition, coffee prices have been affected in the past, and may be affected in the future, by the actions of certain organizations and associations, such as the International Coffee Organization and the Association of Coffee Producing Countries, which have historically attempted to influence commodity prices of green coffee through agreements establishing export quotas or restricting coffee supplies worldwide.

     Products other than whole bean coffees and coffee beverages sold in our shop will be obtained through a number of different channels. Specialty foods, such as fresh pastries and lunch items, are generally purchased from local sources based on quality and price. We intend to purchase our coffee from Dilworth Coffee in Charlotte, North Carolina. We have contacted Dilworth Coffee and discussed prices and products. We anticipate signing a contract with Dilworth prior to opening our shop. We intend to purchase pastries, cookies, sandwiches, breakfast items, sodas and juices from local vendors. We have discussed the purchase of their products, but have not entered into any contracts at this time. We intend to enter into contracts with the vendors prior to opening our shop to customers. Because of our poor cash position, we intend to lease equipment such as coffee and espresso machines, cash registers, refrigerators and ovens. We intend to purchase coffee cups and other disposables. As of the date hereof, we have not entered into any agreements to lease or purchase the foregoing items.

Competition

     We will compete directly against specialty coffees sold at retail through supermarkets, specialty retailers, and a growing number of specialty coffee stores. Our coffee beverages will compete directly against all restaurant and beverage outlets that serve coffee and a growing number of espresso stands, carts, and stores. Our bean coffees and coffee beverages will compete indirectly against all other coffees on the market. We believe that customers choose among retailers primarily on the basis of product quality, service and convenience, and, to a lesser extent, on price.

     Our primary competitors for coffee beverage sales are restaurants, shops, and street carts. In almost all markets in which we will do business there has been a significant increase in competition in the specialty coffee beverage business and management expects this trend to continue. Although competition in the beverage market is currently fragmented, a major competitor with substantially greater financial, marketing and operating resources than we do and could enter this market at any time and compete directly against us.

     In addition to the competition for whole bean coffee and coffee beverage retail sales, we face intense competition from both restaurants and other specialty retailers for suitable sites for new stores and qualified personnel to operate both new and existing stores. There can be no assurance that we will be able to continue to secure adequate sites at acceptable rent levels or that we will be able to attract a sufficient number of qualified workers.

     We have entered into a lease agreement with Christine Root of 5950 Hampton Leas Lane, South Carolina to lease 950 square feet of industrial complex at 413C Lissom Lane, Charlotte, North Carolina 28217. The property is located in a large industrial complex with parking for employees and customers. There is no competition within a 6.6 mile radius.

Patents, Trademarks and Copyrights

     We own no trademarks and service marks in the United States. Trademarks are generally valid as long as they are in use and/or their registrations are properly maintained, and they have not been found to have become generic. Trademark registrations can generally be renewed indefinitely so long as the marks are in use.

     We also own no copyrights for our proposed product packaging, promotional materials, in-store graphics and training materials, among other things. We hold no patents on products and systems. There is no assurance that we will ever obtain any patents or trademarks.

Seasonality and Quarterly Results

     Our business is subject to seasonal fluctuations. Quarterly results are affected by the timing of the opening of new stores, and our growth may conceal the impact of other seasonal influences. Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation

     We are subject to various federal, state and local laws affecting the operation of their respective businesses. Our stores will be subject to licensing and regulation by a number of governmental authorities, which include building, fire, health, safety and sanitation agencies in the state or municipality in the store is located. Difficulties in obtaining or failure to obtain required licenses, permits or approvals could delay or prevent the opening of a new store in a particular area.

     In particular we will have to obtain a business license and a food service license in the State of North Carolina for our store. The fee for the licenses for twelve months is $200. The fee has been paid. The food service license is one and the same with the business license and there is no additional costs associated with it. Further, we have to will have to pass an inspection in order to assure that there is compliance with the Mecklenburg County health, fire and zoning codes. We believe that we will satisfy those code requirements. As of the date hereof, we have not satisfied those requirements.

     As of the date of this prospectus, we have not acquired any of the licenses mentioned above, other than our business license which we acquired on December 6, 2005. We intend to acquire the remaining required licenses prior to opening our business to the public. At the present time we are concentrating all of our money on refurbishing to the store. The licenses are issued either by the State of North Carolina, Mecklenburg County, or the City of Charlotte.

Insurance

We intend to acquire property insurance after we begin operations.

Employees

     We currently do not have any employees other than our officers and directors. We intend to hire additional employees on an as-needed basis once the store is opened to the public. We anticipate hiring a total of four persons as part-time employees.

ITEM 1A.  RISK FACTORS

Risks associated with ESE CORPORATION:

     1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations.

     Our auditors have issued a going concern opinion as at May 31, 2008. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

     2. We lack an operating history and have losses that we expect to continue into the future. We need more capital in order to operate for one year. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

     We were incorporated on April 27, 2005. We intend to engage in the business of selling roasted whole beans and selling freshly brewed coffees, Italian-style espresso beverages, and a variety of pastries and confections, through our coffee shop. We have entered into a lease agreement to lease space in Charlotte, North Carolina; begun making repairs to the premises which includes installation of a front counter; adding carpeting; refurbishing the bathrooms; adding booths and table areas; and, making parking lot revisions. We need additional cash to complete refurbishing the premises. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. Currently, we only have $130 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing. We do not know of anyone who will invest in us until our common stock is listed for trading on the Bulletin Board. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in us. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to May 31, 2008 is $100,816. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	opening our coffee shop.

*	our ability to locate customers who will purchase our roasted whole beans and freshly brewed coffees, Italian-style espresso beverages, and a variety of pastries and confections, from our establishment.

     Based upon current plans, we expect to incur operating losses in the immediate future because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause you to lose your investment.

     3. Because our management does not have technical training or experience in operating a retail coffee establishment, we may have to hire qualified personnel. If we can’t locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

     Because our management is inexperienced in buying and selling coffee and coffee related products, we may have to hire qualified personal. The four part-time employees we intend to hire will not be qualified in buying coffee and related products. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account industry standards and techniques. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

     4. We need additional capital in order to stay in business for one year. If we can’t raise it, you could lose your investment.

     We raised proceeds of $24,957 from our private placement. We have exhausted those funds and need additional capital to begin our operations. We will have to raise the capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. The long-term and short-term indebtedness will be evidenced by promissory notes issued to our officers and directors during the next couple of months. The terms of the notes have yet to be determined and, in order to be able to advance the money, the directors have to maintain their current employment. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we can’t raise the money, we will have to cease operations and you will lose your investment.

     5. If we do not make a profit, we may have to suspend or cease operations and you will lose your investment.

     Because we are small and do not have much capital, we must limit our activities to opening our first coffee shop and attracting customers. That is how we will initially generate revenues. Because we will be limiting our operations, we may not be able to generate sufficient revenues to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations and you will lose your investment.

     6. Because Mr. Armstrong and Ms. Long have other outside business activities, they will only be devoting 10% of their time, or four hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of activities.

     Because Mr. Armstrong and Ms. Long, our officers and directors have other outside business activities, they will only be devoting 10% of their time, or four hours per week each to our operations. As a result, our operations may be sporadic and occur at times which are convenient to Mr. Armstrong and Ms. Long. As a result, our operations may be periodically interrupted or suspended.

     7. We operate in a highly competitive industry and we cannot guarantee you that we will ever achieve any level of success in competing for clients.

     The retail coffee industry is very competitive. We are at a competitive disadvantage in attracting clients due to our relatively small size and limited scope of our services. In addition, there is no significant barrier to entry by competitors. If another coffee shop opens near ours, it could attract customers away from us and thereby divert potential sources of revenues away from us. Currently, the nearest coffee shop is approximately 6.6 miles from us. Also, Starbucks is continually opening coffee shops throughout the United States. They are larger and more diversified than we are and have greater financial resources. We cannot predict the degree of success, if any, with which we will meet competition in the future.

     8. Because we do not maintain any product liability insurance, if a judgment is rendered against us, we may have to cease operations.

     We do not maintain any product liability insurance and do not intend to maintain product liability insurance in the future. Because we do not have any product liability insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. We plan to purchase property insurance. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

     9. Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire additional experienced individuals. If we need them and are unable to hire them, you could lose your investment.

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

     10. Because we have only one officer and director who is responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

     Our officers and directors are responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC. We do plan to hire personnel to assist with our accounting controls if we can afford to do so.

Investment risks:

     11. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

     Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder=s ability to dispose of his stock.

     12. Because we may issue additional shares of common stock in public offerings or private placements, your ownership interest in us may be diluted and your shares could be less marketable.

     Because we may cause a large issuance of shares of common stock in a later public offering or private placement in order to raise capital for our operations, your ownership interest may be diluted, thereby decreasing your percentage of ownership in us, which could make your shares less marketable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

     We have entered into a lease agreement as of August 1, 2005 dated August 31, 2006 with Christine Root of 5950 Hampton Leas Lane, South Carolina to lease 950 square feet from Christine Root of industrial complex at 413C Lissom Lane, Charlotte, North Carolina 28217. Ms. Root owns the fee simple title to the space. The term of the lease is seven years. The monthly rental is $50 per month the first two years and $250 per month for the remaining five years. The Lessor has agreed orally not to forego remedies under the lease agreement at this time. The rent was determined in an arm’s length transaction through negotiations between us and Ms. Root.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “ESEC.” A summary of trading by quarter for 2008 and 2007 fiscal years is as follows:

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 03-01-08 to 05-30-08	$0.00	$0.00
Third Quarter 12-01-07 to 02-31-08	$0.00	$0.00
Second Quarter 09-01-07 to 11-31-07	$0.00	$0.00
First Quarter 06-01-07 to 08-31-07	$0.00	$0.00

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter 03-01-07 to 05-30-07	$0.00	$0.00
Third Quarter 12-01-06 to 02-31-07	$0.00	$0.00
Second Quarter 09-01-06 to 11-31-06	$0.00	$0.00
First Quarter 06-01-06 to 08-31-06	$0.00	$0.00

Holders

     There are 50 holders of record for our common stock. A total of 32,495,749 shares of common stock are issued and outstanding. Of the 32,495,749, shares outstanding, all are restricted securities as defined in Rule 144 of the Securities Act of 1933. Of the 32,495,749 restricted shares outstanding, 2,495,749 shares are being offered for sale by certain shareholders pursuant to our prospectus dated January 22, 2008.

Dividend Policy

     We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as Abid@ and Aoffer@ quotes, a dealers Aspread@ and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

ITEM 6.  SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We represented to persons that purchased shares in our private placement that we would file a registration statement to register their shares for resale. Those persons are the selling shareholders listed in our prospectus dated January 22, 2008. That was done in order to induce them to purchase our common stock. We also believe, that it will be easier to raise capital in the future if our shares are publicly traded somewhere. We have found that individuals are unwilling to invest money unless there is liquidity for their investment.

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

     We believe it will cost $15,800 to open our shop. The $15,800 is comprised of: $1,225 for inventory and sundries; $2,600 for rent; $2,800 for equipment; the $2,800 is the monthly cost of equipment rental for 12 months ($150 p/m=$1,800) plus the set up of the equipment ($1,000), i.e. special piping and counter-top modifications ($600), as well as security payments for leased equipment ($400), $3,500 for completion of repairs and equipment consisting of stainless-steel counter-tops, handicap bathroom fixtures, and painting two handicap parking spaces; $200 for licensing and county taxes for the next twelve months; $625 for advertising; and, $4,850 for working capital of which $2,668 is for four part time employees. This money will be advanced by our officers and directors over the next couple of months when they have time to devote to our operations. The advances will be evidenced by long-term and short-term notes. The terms of the notes have yet to be determined. In order to be able to advance the money, they must maintain their current employment. It will require an additional $40,920 to continue operations once we open and increase development throughout the next fiscal year.

     We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of May 31, 2008, we only have $130 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board.

     As of May 31, 2008, we only have $130 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing. Currently we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that our common stock will trade on the Bulletin Board; or, that anyone will invest in us.

     Our officers and directors will loan us the funds necessary to pay auditing and attorney fees. We estimate our yearly expenses to be:

1.	Auditing- $25,000.

2.	Attorney fees- $10,000.

3.	Cost of maintaining reporting status with SEC - $300

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

     We need additional capital to operate during the next twelve months. Our officers and directors will loan us the funds necessary to pay auditing and attorney fees.

     To become profitable and competitive, we have to attract customers and generate revenues.

     Equity financing could result in additional dilution to existing shareholders.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

     We raised $24,957 in our private placement. Of the $24,957 raised, we have spent nearly all on our registration statement and on our shop. We have spent $9,547 on leasehold improvements; $580 for fees to our Nevada registered agent; $300 to the Secretary of State of Nevada for list of directors and officers; $3,165 for auditors; $10,000 for our attorney; $1,205 for our stock transfer agent for total expenditures of $98,252.

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

     As of May 31, 2008, our total assets were $130 and our total liabilities were $24,288. Our total assets were comprised of cash. As of May 31, 2008, we had $130 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

     Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through May 31, 2008 were $98,252 comprised of $9,546 for depreciation; $53,937 for legal and accounting; $35,000 for financing fees that were paid in connection with our registration statement, $6,294 for general and administrative expenses; and, $475 for license fees.

Recent Accounting Pronouncements

     In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

     In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, ANoncontrolling Interests in Consolidated Financial Statements - and amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent=s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company=s financial statements.

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115" (hereinafter "SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board=s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity=s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet determined the effect that adopting this statement would have on the Company=s financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm	F	-1
Balance Sheets	F	-2
Statements of Operations	F	-3
Statement of Stockholders’ Equity	F	-4
Statements of Cash Flows	F	-5
Notes to the Financial Statements	F	-6

ESE Corporation
Wilmington, NC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of ESE Corporation as of May 31, 2008 and May 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESE Corporation as of May 31, 2008 and May 31, 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 28, 2008

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	May 31,	May 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash	$130	$921
Total Current Assets	130	921

PROPERTY AND EQUIPMENT, net of depreciation	-	1,688

TOTAL ASSETS	$130	$2,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$24,288	$850
Total Current Liabilities	24,288	850

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	76,333	67,233
Deficit accumulated during the development stage	(100,816)	(65,799)
Total Stockholders' Equity	(24,158)	1,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130	$2,609

The accompanying notes are an integral part of these financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					Period from
					April 27, 2005
		Year Ended		Year Ended	(Inception) to
		May 31		May 31	May 31,
		2008		2007	2008

REVENUES		$-		$-	$-

OPERATING EXPENSES
Depreciation		1,688		4,780	9,546
Legal & accounting		27,784		15,875	56,135
Financing fees		10,000		-	35,000
General & administrative		2,179		1,739	6,294
License fees		-		175	475
Total Operating Expenses		41,651		22,569	107,450

OTHER INCOME (EXPENSE)
Forgiveness of debt		7,000		-	7,000
Interest expense		(366)			(366)
Total Other Income (Expense)		6,634		-	6,634

NET LOSS FROM OPERATIONS		(35,017)		(22,569)	(100,816)

LOSS BEFORE TAXES		(35,017)		(22,569)	(100,816)

INCOME TAXES		-		-	-

NET LOSS		$(35,017)		$(22,569)	$(100,816)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		32,495,749		32,495,749

The accompanying notes are an integral part of these financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Additional	During
		Common Stock		Paid-in	Development
	Date	Shares	Amount	Capital	Stage		Totals

Common stock issued for cash
at $0.00001 per share	6/6/2008	10,000,000	$100	$-	$-		$100

Common stock issued for cash
at $0.00001 per share	6/7/2005	20,000,000	200	-	-		200

Contribution of capital		-	-	15,500	-		15,500

Loss for period ending May 31, 2005		-	-	-	(216)		(216)

Balance, May 31, 2005		30,000,000	300	15,500	(216)		15,584

Common stock issued for cash at
$0.01 per share	7/25/2005	2,471,049	25	24,686	-		24,711
							-
Common stock issued for cash at							-
$0.01 per share	9/13/2005	24,500	-	245	-		245
							-
Common stock issued for cash at							-
$0.01 per share	9/30/2005	200	-	2			2
							-
Contribution of capital		-	-	8,800	-		8,800

Loss for period ending May 31, 2006		-	-	-	(43,014)		(43,014)

Balance, May 31, 2006		32,495,749	325	49,233	(43,230)		6,328

Contribution of capital		-	-	18,000	-		18,000

Loss for period ending May 31, 2007		-	-	-	(22,569)		(22,569)

Balance, May 31, 2007		32,495,749	$325	$67,233	$(65,799	) $	1,759

Contribution of capital		-	-	9,100	-		9,100

Loss for period ending May 31, 2008		-	-	-	(35,017)		(35,017)

Balance, May 31, 2008		32,495,749	$325	$76,333	$(100,816	) $	(24,158)

The accompanying notes are an integral part of these financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			April 27, 2005
	Year Ended	Year Ended	(Inception) to
	May 31, 2008	May 31, 2007	May 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(35,017)	$(22,569)	$(100,816)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	1,688	4,780	9,546
Increase (decrease) in accounts payable	23,438	600	24,288
Net cash provided (used) by operating activities	(9,891)	(17,189)	(66,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	9,100	18,000	51,400
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	9,100	18,000	76,658

Change in cash	(791)	811	130

Cash, beginning of period	921	110	-

Cash, end of period	$130	$921	$130

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

NOTE 1 – DESCRIPTION OF BUSINESS

ESE Corporation (hereinafter the “Company”) was incorporated on April, 27, 2005 in the state of Nevada for the purpose of selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina. The Company has not yet begun operations.

The Company has been in a development stage since its inception on April 27, 2005 and has not realized any revenues from its planned operations. The Company’s year end is May 31.

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

Accounting Pronouncements
In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a. FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b. FASB Technical Bulletins and, if cleared2 by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c. AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d. Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), “Noncontrolling Interests in Consolidated Financial Statements”, this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations”, (SFAS No. 141R”). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities –Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At May 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2008.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the periods ending May 31, 2008 and 2007, has no revenues, and has an accumulated deficit of $100,816 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

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

May 31, 2008 and 2007, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $34,300 and $22,400, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2008 and 2007. The significant components of the deferred tax asset at May 31, 2008 and 2007 were as follows:

	May 31, 2008	May 31, 2007
Net operating loss carryforward	$100,800	$65,800

Deferred tax asset	$34,300	$22,400
Deferred tax asset valuation allowance	$(34,300)	$(22,400)

At May 31, 2008 and 2007, the Company has net operating loss carryforwards of approximately $100,800 and $65,800, respectively, which expire in the year 2026-2028. The approximate net change in valuation allowance between May 31, 2007 and 2008 is $12,000.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

Net Loss Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are 2 years, based on the original term of the lease. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2008	May 31, 2007
Leasehold Improvements	$9,547	$9,547
Less accumulated depreciation	(9,547)	(7,858)
Property and Equipment, net	$-	$1,689

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

Depreciation expense for the years ended May 31, 2008 and 2007 was $1,688 and $4,780, respectively. The Company depends on an independent accountant to determine impairment. Maintenance and repairs are expensed as incurred.

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

There have been no shares issued in the years ending May 31, 2007 and 2008.

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

During the year ended May 31, 2008, the secretary of the Company contributed an additional $5,100 of capital. Additionally, a significant shareholder contributed an additional $4,000 of capital.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2008 and 2007

NOTE 5 – LEASES

Effective August 1, 2005, the Company is leasing property for a drive through establishment. This operating lease calls for rent of $50 per month for 24 months which would increase to $250 per month thereafter if the lease was renewed. The lease was renewed on August 1, 2007, under the terms of the new lease rent will be paid in the amount of $50 until operation of the business begins; once operations begin the rent will increase to $250. The company recorded rent expense of $600 and $600 for the period ended May 31, 2008 and May 31, 2007, respectively. The Company is currently in default of the lease for non payment.

The following are the Company’s minimum lease payments under this agreement:

Year Ended:	Minimum Lease Payment
May 31, 2009	$600
May 31, 2010	$600
May 31, 2011	$600
May 31, 2012	$600
May 31, 2013	$600

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to May 31, 2008, the secretary of the Company contributed an additional $300 of capital. Additionally, a significant shareholder contributed an additional $7,900 of capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2008, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in this annual report.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

     Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer and the Principal Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

*	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

     A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

     Lack of Appropriate Independent Oversight. The board of directors has not provided an appropriate level of oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting, including recording and reporting of related party transactions. A significant shareholder of the Company paid for certain of the Company’s expenses, and these expenses were not appropriately recorded in the Company’s books and records. As a result, material required adjustments were identified by the auditors.

     As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of May 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

     As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Christopher M. Armstrong	34	president, principal executive officer, treasurer,
138 Weatherwood Road		principal chief financial officer, principal accounting
Rock Hill, South Carolina 29732		officer and a member of the board of directors

Robin N. Long	36	secretary and a member of the board of directors
3107 Balkin Drive
York, South Carolina 29745

Background of officers and directors

Christopher M. Armstrong

     Since our inception of April 27, 2005, Mr. Armstrong has been our president, principal executive officer, treasurer, principal chief financial, principal accounting officer and a member of the board of directors. Since June 2002, Mr. Armstrong has been employed as a design technician at the Duke Power/Catawba Nuclear Station located at York, South Carolina. From October 1998 to June 2002, Mr. Armstrong was employed as an engineering associate with Duke Energy located at Charlotte, North Carolina. Mr. Armstrong has no accounting education or experience. Mr. Armstrong will devote approximately four hours per week to our operation.

Robin N. Long

     Since our inception of April 27, 2005, Ms. Long has been our secretary and a member of the board of directors. Since January 2005, Ms. Long has been employed by R. L. Armstrong Inc. as a secretary. R. L. Armstrong Inc. is located in Charlotte, North Carolina and is engaged in the business of alternate energy consulting. From August 2003 to March 2005, Ms. Long was employed as a secretary by Strong Technical, Inc. located in Rock Hill, South Carolina. Strong Technical, Inc. is engaged in the business of engineering consulting. From June 2001 to May 2003, Ms. Long was employed as a teacher of English as a foreign language at the Wall Street Institute, Milan, Italy. From June 2000 to June 2001, Ms. Long was an independent bookkeeper in South Carolina. Ms. Long will devote approximately four hours per week to our operation.

Significant Employees

     We do not expect any person who is not an executive officer to make a significant contribution to our business.

Conflicts of Interest

     Our officers and directors will not and do not anticipate having any interests that will compete with our interests.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity

Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.

Section 16(a) of the Securities Exchange Act of 1934

     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to each of our officers during the last three fiscal years ended May 31. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Christopher M. Armstrong	2008	0	0	0	0	0	0	0	0
President and Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Robin N. Long	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries as of the date of this prospectus and we do not anticipate paying any salaries until we have adequate funds to do so.

     The following table sets forth the compensation paid by us to each of our directors during the fiscal year ended May 31, 2008. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option Incentive Plan		Compensation	All Other
	Cash	Awards Awards Compensation			Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Christopher M. Armstrong	0	0	0	0	0	0	0
Robin N. Long	0	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as members of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

     We have no employment agreement with Mr. Armstrong or Ms. Long. Further, we have not paid our officers and directors any compensation of any kind since inception and do not plan to pay them any compensation until we begin generating revenues.

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans.

Compensation of Directors

      We do not have any plans to pay our directors any money.

Indemnification

     Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth, as of the date of this annual report, the total number of shares of common stock owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares.

	Name and Address	Amount and Nature
Title of Class	Direct	of Direct Beneficial		Percent of
	Beneficial Owner	Ownership		Class

Common Stock	Christopher M. Armstrong	20,001,500	[1]	61.55%
	138 Weatherwood Road
	Rock Hill, South Carolina 29732

Common Stock	Robin N. Long	10,000,000		30.77%
	3107 Balkin Drive
	York, South Carolina 29745

All officers and directors
as a group (2 individuals)		30,001,500		92.32%

[1]	Includes 1,500 shares owned by Stacy Armstrong, the wife of Christopher Armstrong, our president.

Future Sales of Shares

     A total of 32,495,749 shares of common stock are issued and outstanding. Of the 32,495,749, shares outstanding, all are restricted securities as defined in Rule 144 of the Securities Act of 1933. Of the 32,495,749 restricted shares outstanding, 2,495,749 shares are being offered for sale by the selling shareholders in this offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 27, 2005, we issued 20,000,000 restricted shares of common stock to our president, Mr. Armstrong in consideration of $200 and on the same date issued 10,000,000 restricted shares of common stock to our secretary, Ms. Long in consideration of $100. The shares were issued pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. Mr. Armstrong and Ms. Long were furnished with all of the information which is contained in a registration statement and are sophisticated investors. No commission was paid to anyone in connection with the sale of shares to Mr. Armstrong and Ms. Long.

     Mr. Armstrong allows us to use approximately 144 square feet of space at this home for our operations. Mr. Armstrong does not charge us for the use of the space.

     We have no promoters other than Mr. Armstrong and Ms. Long, our officers and directors. Other than as described in the Executive Compensation of this prospectus, our promoters have not and will not receive anything of value form us.

     Mr. Armstrong gave $2,500 for our operations in May 2005. Ms. Long gave us $44,900 for our operations between May 2005 and January 2007. There is no written document evidencing the foregoing contributions. These transactions were booked and accounted for as additional paid in capital and there is no plan to repay these contributions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$22,969	Williams & Webster, P.S., Certified Public Accountants
2007	$7,415	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Williams & Webster, P.S., Certified Public Accountants
2007	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Williams & Webster, P.S., Certified Public Accountants
2007	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Williams & Webster, P.S., Certified Public Accountants
2007	$-0-	Williams & Webster, P.S., Certified Public Accountants

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-20-07	3.1
3.2	Bylaws.	SB-2	03-20-07	3.2
4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1
10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1
10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2
10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2
10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3
10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.
99.1	Audit Committee Charter.				X
99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 26th day of August, 2008.

ESE CORPORATION
(Registrant)

BY:   CHRISTOPHER M. ARMSTRONG
         Christopher M. Armstrong, president, principal executive officer, treasurer, principal chief financial officer, principal accounting officer and a member of the board of directors

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

CHRISTOPHER M. ARMSTRONG	President, Principal Executive Officer, Treasurer,	August 26, 2008
Christopher M. Armstrong	Principal and Chief Financial Officer, Principal
Accounting Officer and a member of the Board
of Directors

ROBIN N. LONG	Secretary and a member of the Board	August 26, 2008
Robin N. Long	of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-20-07	3.1
3.2	Bylaws.	SB-2	03-20-07	3.2
4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1
10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1
10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2
10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2
10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3
10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3
14.1	Code of Ethics.				X
31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302
	of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the				X
	Sarbanes-Oxley Act of 2002 for the Chief
	Executive Officer and Chief Financial Officer.
99.1	Audit Committee Charter.				X
99.2	Disclosure Committee Charter.				X