Form 10-Q
period 2008-08-31
ESE CORP
filed 2008-10-15
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53435

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,495,749 of August 31, 2008

	PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	F	-1
	Statements of Expenses	F	-2
	Statements of Cash Flows	F	-3
	Notes to Financial Statements	F	-4

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	August 31,	May 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$121	$130
Total Current Assets	121	130

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$121	$130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$18,442	$24,288
Total Current Liabilities	18,442	24,288

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	89,533	76,333
Deficit accumulated during the development stage	(108,179)	(100,816)
Total Stockholders' Equity	(18,321)	(24,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121	$130

See accompanying condensed notes to the interim financial statements.

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					Period from
		Three Months		Three Months	April 27, 2005
		Ended		Ended	(Inception) to
		August 31		August 31	August 31
		2008		2007	2008
		(unaudited)		(unaudited)	(unaudited)

REVENUES	$	- $		-	$-

OPERATING EXPENSES
Depreciation		-		1,193	9,546
Legal & accounting		6,904		3,013	63,039
Financing fees		-		-	35,000
General & administrative		459		186	6,753
License fees		-		-	475
Total Operating Expenses		7,363		4,392	114,813

OTHER INCOME (EXPENSE)
Forgiveness of debt		-		-	7,000
Interest expense		-			(366)
Total Other Income (Expense)		-		-	6,634

NET LOSS FROM OPERATIONS		(7,363)		(4,392)	(108,179)

LOSS BEFORE TAXES		(7,363)		(4,392)	(108,179)

INCOME TAXES		-		-	-

NET LOSS		$(7,363	) $	(4,392)	$(108,179)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		32,495,749		32,495,749

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
						Deficit
					Additional	During
		Common Stock			Paid-in	Development
	Date	Shares	Amount		Capital	Stage		Totals

Common stock issued for cash
at $0.00001 per share	6/6/2005	10,000,000	$100		$-	$-		$100

Common stock issued for cash
at $0.00001 per share	6/7/2005	20,000,000	200		-	-		200

Contribution of capital		-	-		15,500	-		15,500

Loss for period ending May 31, 2005		-	-		-	(216)		(216)

Balance, May 31, 2005		30,000,000	300		15,500	(216)		15,584

Common stock issued for cash at
$0.01 per share	7/25/2005	2,471,049	25		24,686	-		24,711
								-
Common stock issued for cash at								-
$0.01 per share	9/13/2005	24,500	-		245	-		245
								-
Common stock issued for cash at								-
$0.01 per share	9/30/2005	200	-		2			2
								-
Contribution of capital		-	-		8,800	-		8,800

Loss for period ending May 31, 2006		-	-		-	(43,014)		(43,014)

Balance, May 31, 2006		32,495,749	325		49,233	(43,230)		6,328

Contribution of capital		-	-		18,000	-		18,000

Loss for period ending May 31, 2007		-	-		-	(22,569)		(22,569)

Balance, May 31, 2007		32,495,749	$325		$67,233	$(65,799	) $	1,759

Contribution of capital		-	-		9,100	-		9,100

Loss for period ending May 31, 2008		-	-		-	(35,017)		(35,017)

Balance, May 31, 2008		32,495,749	$325	$	$76,333	$(100,816	) $	(24,158)

Contribution of capital		-	-		13,200	-		13,200

Loss for period ending August 31, 2008		-	-		-	(7,363)		(7,363)

Balance, August 31, 2008		32,495,749	$325		$89,533	$(108,179	) $	(18,321)

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	August 31, 2008	August 31, 2007	August 31, 2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,363)	$(4,392)	$(108,179)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	1,193	9,546
Increase (decrease) in accounts payable	(5,846)	2,713	18,442
Net cash provided (used) by operating activities	(13,209)	(486)	(80,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	13,200	-	64,600
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	13,200	-	89,858

Change in cash	(9)	(486)	121

Cash, beginning of period	130	921	-

Cash, end of period	$121	$435	$121

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2008 and 2007

__________________________________________________________________________________________________________________________

NOTE 1 – DESCRIPTION OF BUSINESS

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2008 and 2007

__________________________________________________________________________________________________________________________

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

At August 31, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities

The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2008.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the periods ending August 31, 2008 and May 31, 2008, has no revenues, and has an accumulated deficit of $108,179 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2008 and 2007

__________________________________________________________________________________________________________________________

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

August 31, 2008 and May 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $36,800 and $34,300, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2008 and May 31, 2008. The significant components of the deferred tax asset at August 31, 2008 and 2007 were as follows:

	August 31,	May 31, 2008
	2008
Net operating loss carryforward	$108,200	$100,800

Deferred tax asset	$36,800	$34,300
Deferred tax asset valuation allowance	$(36,800)	$(34,300)

At August 31, 2008 and May 31, 2007, the Company has net operating loss carryforwards of approximately $108,200 and $100,800, respectively, which expire in the year 2026-2028. The approximate net change in valuation allowance between May 31, 2008 and August 31, 2008 is $2,500.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2008 and 2007

__________________________________________________________________________________________________________________________

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are 2 years, based on the original term of the lease. The following is a summary of property, equipment, and accumulated depreciation:

	August 31,	May 31, 2008
	2008
Leasehold Improvements	$9,547	$9,547
Less accumulated depreciation	(9,547)	(9,547)
Property and Equipment, net	$-	$-

Depreciation expense for the period ended August 31, 2008 and May 31, 2007 was $0 and $0, respectively. The Company depends on an independent accountant to determine impairment. Maintenance and repairs are expensed as incurred.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of August 31, 2008, the Company has not issued any preferred stock.

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

There have been no shares issued in the three month period ending August 31, 2008.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2008 and 2007

___________________________________________________________________________________________________________________________

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

During the period ended August 31, 2008, the secretary of the Company contributed an additional $300 of capital. Additionally, a significant shareholder contributed an additional $12,900 of capital.

NOTE 5 - LEASES

Effective August 1, 2007, the Company is leasing property for a drive through establishment. Under the terms of the lease rent will be paid in the amount of $50 until operation of the business begins; once operations begin the rent will increase to $250. The company recorded rent expense of $150 and $150 for the period ended August 31, 2008 and 2007, respectively. The Company is currently in default of the lease for non payment.

The following are the Company’s minimum lease payments under this agreement:

Year Ended:	Minimum Lease Payment
May 31, 2009	$600
May 31, 2010	$600
May 31, 2011	$600
May 31, 2012	$600
May 31, 2013	$600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of August 31, 2008, we only have $121 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board; or that anyone will invest in us.

     Our officers and directors will loan us the funds necessary to pay auditing and attorney fees. We estimate our yearly expenses to be:

1.	Auditing - $25,000

2.	Attorney fees - $10,000

3.	Cost of maintaining reporting status with SEC - $300

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

Liquidity and Capital Resources

     We raised $24,957 in our private placement. Of the $24,957 raised, we have spent nearly all on our registration statement and on our shop. We have spent $9,547 on leasehold improvements; $580 for fees to our Nevada registered agent; $300 to the Secretary of State of Nevada for list of directors and officers; $3,165 for auditors; $10,000 for our attorney; $1,205 for our stock transfer agent for total expenditures of $108,179.

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

     As of August 31, 2008, our total assets were $121 and our total liabilities were $18,442. Our total assets were comprised of cash. As of August 31, 2008, we had $121 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

     Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through August 31, 2008 were $114,813 comprised of $9,546 for depreciation; $63,039 for legal and accounting; $35,000 for financing fees that were paid in connection with our registration statement, $6,753 for general and administrative expenses; and, $475 for license fees.

Recent Accounting Pronouncements

     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

     In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles1 that are generally accepted are categorized in descending order of authority as follows:

a..	FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.	AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.	Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

     The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

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

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities -Including an amendment of FASB Statement No. 115" (hereinafter “SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES. Controls and Procedures over Financial Reporting

     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of May 31, 2008, relating to Lack of Appropriate Independent Oversight, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2008, the Company’s disclosure controls and procedures were ineffective.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2008.

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