Form 10-Q
period 2008-11-30
ESE CORP
filed 2009-01-13
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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
YES ☒ NO☐

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,495,749 of November 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheets	F	-1
	Statements of Operations	F	-2
	Statements of Cash Flows	F	-3
	Notes to Financial Statements	F	-4

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS

	November 30,	May 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$85	$130
Total Current Assets	85	130

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$85	$130

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$28,096	$24,288
Total Current Liabilities	28,096	24,288

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325

Additional Paid in Capital	95,533	76,333
Deficit accumulated during the development stage	(123,869)	(100,816)
Total Stockholders' Equity	(28,011)	(24,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85	$130

See accompanying condensed notes to the interim financial statements.

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

							Period from
		Three Months		Three Months	Six Months	Six Months	April 27, 2005
		Ended		Ended	Ended	Ended	(Inception) to
		November 30,		November 30,	November 30,	November 30,	November 30,
		2008		2007	2008	2007	2008
		(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-		$-	-	-	$-

OPERATING EXPENSES
Depreciation		-		495	-	1,688	9,546
Legal & accounting		15,416		14,542	22,320	17,555	78,455
Financing fees		-		-	-	-	35,000
General & administrative		186		186	645	372	6,939
License fees		-		-	-	-	475
Total Operating Expenses		15,602		15,223	22,965	19,615	130,415

OTHER INCOME (EXPENSE)
Forgiveness of debt		-		-	-	-	7,000
Interest expense		(88)			(88)		(454)
Total Other Income (Expense)		(88)		-	(88)	-	6,546

NET LOSS FROM OPERATIONS		(15,690)		(15,223)	(23,053)	(19,615)	(123,869)

LOSS BEFORE TAXES		(15,690)		(15,223)	(23,053)	(19,615)	(123,869)

INCOME TAXES		-		-	-	-	-

NET LOSS		$(15,690)		$(15,223)	(23,053)	(19,615)	$(123,869)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		32,495,749		32,495,749	32,495,749	32,495,749

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(23,053)	$(19,615)	$(123,869)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	1,688	9,546
Increase (decrease) in accounts payable	3,808	16,808	28,096
Net cash provided (used) by operating activities	(19,245)	(1,119)	(86,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	19,200	400	70,600
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	19,200	400	95,858

Change in cash	(45)	(719)	85

Cash, beginning of period	130	921	-

Cash, end of period	$85	$202	$85

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements.

F-3

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

NOTE 1 – DESCRIPTION OF BUSINESS

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended November, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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
NOVEMBER 30, 2008 and 2007

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

At November 30, 2008 and 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2008.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

Level 2. Inputs from other than quoted prices in active markets, that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company’s Level 3 assets consist of securities in privately held companies; the Company has no Level 3 liabilities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the three months ended November 30, 2008.

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the periods ending November 30, 2008 and May 31, 2008, has no revenues, and has an accumulated deficit of $123,869 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

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

At November 30, 2008 and May 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $42,100 and $34,300, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

allowance equal to the net deferred tax asset has been established at November 30, 2008 and May 31, 2008. The significant components of the deferred tax asset at November 30, 2008 and 2007 were as follows:

	November 30,	May 31,
	2008	2008
Net operating loss carryforward	$124,000	$100,800

Deferred tax asset	$42,100	$34,300
Deferred tax asset valuation allowance	($42,100)	$(34,300)

At November 30, 2008 and May 31, 2008, the Company has net operating loss carryforwards of approximately $124,000 and $100,800, respectively, which expire in the year 2026-2028. The approximate net change in valuation allowance between May 31, 2008 and November 30, 2008 is $7,800.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are 2 years, based on the original term of the lease. The following is a summary of property, equipment, and accumulated depreciation:

	November 30,	May 31, 2008
	2008
Leasehold Improvements	$9,547	$ 9,547
Less accumulated depreciation	(9,547)	(9,547)
Property and Equipment, net	$ -	$ -

Depreciation expense for the periods ended November 30, 2008 and May 31, 2008 was $0 and $0, respectively. The Company depends on an independent accountant to determine impairment. Maintenance and repairs are expensed as incurred.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

There have been no shares issued in the period ending November 30, 2008.

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

During the period ended November 30, 2008, the secretary of the Company contributed an additional $300 of capital. Additionally, a significant shareholder contributed an additional $18,900 of capital.

NOTE 5 – LEASES

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2008 and 2007

The following are the Company’s minimum lease payments under this agreement:

Year Ended:	Minimum Lease Payment

May 31, 2009	$600

May 31, 2010	$600

May 31, 2011	$600

May 31, 2012	$600

May 31, 2013	$600

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to November 30, 2008 a shareholder of the Company contributed $12,950 of additional capital.

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

     We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of November 30, 2008, we only have $85 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board; or that anyone will invest in us.

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

Liquidity and Capital Resources

     We raised $24,958 in our private placement. Of the $24,958 raised, we have spent nearly all on our registration statement and on our shop. We have spent $9,547 on leasehold improvements; $580 for fees to our Nevada registered agent; $300 to the Secretary of State of Nevada for list of directors and officers; $3,165 for auditors; $10,000 for our attorney; $1,205 for our stock transfer agent for total expenditures of $24,797.

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

     In July 2005, we completed a private placement of our common stock and raised $24,958 by selling 2,495,749 shares of common stock at a price of $0.01 per share. The shares were sold pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933.

     As of November 30, 2008, our total assets were $85 and our total liabilities were $28,096. Our total assets were comprised of cash. As of November 30, 2008, we had $85 in cash.

     We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

     Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through November 30, 2008 were $123,052 comprised of $9,546 for depreciation; $71,551 for professional fees, $35,000 for financing fees, $6,480 for general and administrative expenses, and $475 for license fees.

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

     In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - and amendment of ARB No. 51". This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Controls and Procedures

     In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based on its evaluation, and in light of the previously identified material weaknesses in internal control over financial reporting, as of May 31, 2008, relating to Lack of Appropriate Independent Oversight, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of November 30, 2008, the Company’s disclosure controls and procedures were ineffective.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of January, 2009.

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