Form 10-Q
period 2009-02-28
ESE CORP
filed 2009-04-10
CIK 1330023

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53435

ESE CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

     98 Mawtwo Drive
Georgetown, South Carolina
(Address of principal executive offices, including zip code.)

(803) 230-0885
(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: April 9, 2009 of 32,495,749

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	February 28,	May 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$49	$130
Total Current Assets	49	130

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$49	$130

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$10,722	$24,288
Total Current Liabilities	10,722	24,288

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	118,906	76,333
Deficit accumulated during the development stage	(129,904)	(100,816)
Total Stockholders' Deficit	(10,673)	(24,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$49	$130

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

						Period from
	Three Months		Three Months	Nine Months	Nine Months	April 27, 2005
	Ended		Ended	Ended	Ended	(Inception) to
	February 28,		February 28,	February 28,	February 28,	February 28,
	2009		2008	2009	2008	2009
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-		$-	$-	$-	$-

OPERATING EXPENSES
Depreciation	-			-	1,688	9,546
Legal & accounting	5,849		6,911	28,169	24,466	84,304
Financing fees	-		10,000	-	10,000	35,000
General & administrative	186		266	831	638	7,125
License fees	-		-	-	-	475
Total Operating Expenses	6,035		17,177	29,000	36,792	136,450

OTHER INCOME (EXPENSE)
Forgiveness of debt	-		7,000	-	7,000	7,000
Interest expense	-			(88)		(454)
Total Other Income (Expense)	-		7,000	(88)	7,000	6,546

NET LOSS FROM OPERATIONS	(6,035)		(17,177)	(29,088)	(29,792)	(129,904)

LOSS BEFORE TAXES	(6,035)		(17,177)	(29,088)	(29,792)	(129,904)

INCOME TAXES	-		-	-	-	-

NET LOSS	$(6,035)		$(17,177)	$(29,088)	$(29,792)	$(129,904)

NET LOSS PER COMMON
BASIC AND DILUTED $	nil	$	nil	nil	nil

WEIGHTED AVERAGE NUMBER
COMMON STOCK SHARES
OUTSTANDING, BASIC AND	32,495,749		32,495,749	32,495,749	32,495,749

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
	Nine Months	Nine Months	April 27, 2005
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2009	2008	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(29,088)	$(29,792)	$(129,904)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	1,688	9,546
Increase (decrease) in accounts payable	(13,566)	26,869	10,722
Net cash provided (used) by operating activities	(42,654)	(1,235)	(109,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	42,573	400	93,973
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	42,573	400	119,231

Change in cash	(81)	(835)	49

Cash, beginning of period	130	921	-

Cash, end of period	$49	$86	$49

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended May 31, 2008, which was filed with the SEC on August 29, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the nine month period ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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
FEBRUARY 28, 2009 and 2008

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

At February 28, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations. It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2009.

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
FEBRUARY 28, 2009 and 2008

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2009.

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the periods ending February 28, 2009 and May 31, 2008, has no revenues, and has an accumulated deficit of $129,904 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2009 and 2008

At February 28, 2009 and May 31, 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $44,100 and $34,300, respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2009 and May 31, 2008. The significant components of the deferred tax asset at February 28, 2009 and 2007 were as follows:

	February 28,	May 31,
	2009	2008
Net operating loss carryforward	$129,900	$100,800

Deferred tax asset	$44,100	$34,300
Deferred tax asset valuation allowance	$(44,100)	$(34,300)

At February 28, 2009 and May 31, 2008, the Company has net operating loss carryforwards of approximately $129,900 and $100,800, respectively, which expire in the year 2026-2028. The approximate net change in valuation allowance between May 31, 2008 and February 28, 2009 is $9,800.

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
FEBRUARY 28, 2009 and 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property and equipment for purposes of computing depreciation are 2 years, based on the original term of the lease. The following is a summary of property, equipment, and accumulated depreciation:

		May 31,
	February 28, 2009	2008
Leasehold Improvements	$9,547	$9,547
Less accumulated depreciation	(9,547)	(9,547)
Property and Equipment, net	$-	$-

Depreciation expense for the periods ended February 28, 2009 and May 31, 2008 was $0 and $0, respectively. The Company depends on an independent accountant to determine impairment. Maintenance and repairs are expensed as incurred.

NOTE 4– CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001. As of February 28, 2009, the Company has not issued any preferred stock.

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

There have been no shares issued in the period ending February 28, 2009.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2009 and 2008

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

During the period ended November 30, 2008, the secretary of the Company contributed an additional $300 of capital. Additionally, a significant shareholder contributed an additional $42,273 of capital.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to February 28, 2009 a shareholder of the Company contributed $5,000 of additional capital.

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

Plan of Operation

     We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We have acquired a lease for our first store. Other than the acquisition of the lease, we have not commenced operations. We are currently in default of the lease for non-payment.

     We believe it will cost $15,800 to open our shop. The $15,800 is comprised of: $1,225 for inventory and sundries; $2,600 for rent; $2,800 for equipment; the $2,800 is the monthly cost of equipment rental for 12 months ($150 p/m=$1,800) plus the set up of the equipment ($1,000), i.e. special piping and counter-top modifications ($600), as well as security payments for leased equipment ($400), $3,500 for completion of repairs and equipment consisting of stainless-steel counter-tops, handicap bathroom fixtures, and painting two handicap parking spaces; $200 for licensing and county taxes for the next twelve months; $625 for advertising; and, $4,850 for working capital of which $2,668 is for four part time employees. Our officers and directors planned to advance the funds necessary for us to commence operations.

     Our officers and directors have not advanced us funds as a result of the current economic climate in the United States. Any money advanced by our officers will be evidenced by long-term and short-term notes. The terms of the notes have yet to be determined. In order to be able to advance the money, they must maintain their current employment. It will require an additional $40,920 to continue operations once we open and increase development throughout the next fiscal year.

     We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of February 28, 2009, we only have $49 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees.

     Our officers and directors have loaned us the funds necessary to pay auditing and attorney fees. We estimate our yearly expenses relating to filing reports with the SEC to be:

1.	Auditing - $25,000
2.	Attorney fees - $15,000

     We have suspended our plans to initiate operations because of current economic conditions in the United States.

     We currently have no plans to raise additional money. Any costs related to filing the reports with the SEC will be advanced by the officers and directors on an as needed basis.

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

     To become profitable and competitive, we have to raise additional funds, attract customers and generate revenues.

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

     In July 2005, we completed a private placement of our common stock and raised $24,957 by selling 2,495,749 shares of common stock at a price of $0.01 per share. The shares were sold pursuant to the exemption from registration contained in Reg. 506 of the Securities Act of 1933. The forgoing funds have been exhausted. We have spent $9,547 on leasehold improvements; $580 for fees to our Nevada registered agent; $300 to the Secretary of State of Nevada for list of directors and officers; $3,165 for auditors; $10,000 for our attorney; $1,205 for our stock transfer agent for total expenditures of $24,797.

     As of February 28, 2009, our total assets were $49 and our total liabilities were $10,722. Our total assets were comprised of cash. As of February 28, 2009, we had $49 in cash.

     As of the date of this report, we have not initiated operations and have not generated any revenues.

Results of Operations

     Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through February 28, 2009 were $129,904 comprised of $9,546 for depreciation; $84,304 for professional fees, $35,000 for financing fees, $7,125 for general and administrative expenses, and $475 for license fees.

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" (hereinafter “SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not yet determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

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

ITEM 4.   CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of April, 2009.

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