Form 10-K
period 2009-05-31
ESE CORP
filed 2009-08-31
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009

Commission file number 000-53435

ESE CORPORATION
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98 Mawtwo Drive
Georgetown, South Carolina 29440
 (Address of principal executive offices, including zip code.)

(803) 230-0885
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [ ] Yes [x] No

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [x] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 20, 2009: $0.00.

TABLE OF CONTENTS

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

            Our principal executive offices are located at 98 Mawtwo Drive Georgetown, South Carolina 29440 and our telephone number is (803) 230-0885. Our fiscal year end is May 31.

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

As of May 31, 2009, we only have $13 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing. Currently, we are spending all contributed capital from our officers and directors on costs associated with maintaining our reporting status, and our accounting, audit and legal. We may have to entertain a merger as these fees are becoming cumbersome to the officers and directors.

Summary

Our goal is to open one walk-in coffee shop at 413C Lissom Lane, Charlotte, North Carolina and sell beverages, pastries, confections and coffee on the premises. Our proposed coffee shop is located in an industrial complex which is visible from approximately 75 businesses. The area around the shop is urban. However, the coffee shop may not open in the foreseeable future.

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

Under the lease agreement, the following constitutes a breach of the lease agreement.

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

As of the date of this report, we have not acquired any of the licenses mentioned above, other than our business license which we acquired on December 6, 2005. We intend to acquire the remaining required licenses prior to opening our business to the public. At the present time we are concentrating all of our money on refurbishing to the store. The licenses are issued either by the State of North Carolina, Mecklenburg County, or the City of Charlotte.

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

Our auditors have issued a going concern opinion as at May 31, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2. We lack an operating history and have losses that we expect to continue into the future. We need more capital in order to operate for one year. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, you will lose your investment.

We were incorporated on April 27, 2005. We intend to engage in the business of selling roasted whole beans and selling freshly brewed coffees, Italian-style espresso beverages, and a variety of pastries and confections, through our coffee shop. We have entered into a lease agreement to lease space in Charlotte, North Carolina; begun making repairs to the premises which includes installation of a front counter; adding carpeting; refurbishing the bathrooms; adding booths and table areas; and, making parking lot revisions. We need additional cash to complete refurbishing the premises. Our officers and directors will loan us the funds necessary to open the coffee shop, including the funds for refurbishing, leasing the equipment, and advertising. Further, our officers and directors will loan us the funds necessary to pay the expenses for the first three months after the coffee shop is opened, such as the costs of the four employees. The foregoing is an oral declaration of intention by the officers and directors, is not evidenced by any written documentation, and is not enforceable as a matter of law since there is no consideration for the statement. Currently, we only have $13 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing. We do not know of anyone who will invest in us until our common stock is listed for trading on the Bulletin Board. There is no assurance that anyone will invest in us. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss from inception to May 31, 2009 is $134,237.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We raised proceeds of $24,957 from our private placement. We have exhausted those funds and need additional capital to remain in business and to begin our operations. We will have to raise the capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions. The long-term and short-term indebtedness will be evidenced by promissory notes issued to our officers and directors during the next couple of months. The terms of the notes have yet to be determined and, in order to be able to advance the money, the directors have to maintain their current employment. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing shareholders will be reduced and those shareholders will experience dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that acceptable financing can be obtained on suitable terms, if at all. If we can’t raise the money, we will have to cease operations and you will lose your investment.

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

6. Because our corporate officers, Mr. Armstrong and Ms. Long, have other outside business activities, they will only be devoting 10% of their time, or four hours per week each to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of activities.

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

Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

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

Our shares are traded on the Bulletin Board operated by the Federal Industry Regulatory Authority under the symbol “ESEC.” A summary of trading by quarter for 2009 and 2008 fiscal years is as follows:

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 03-01-09 to 05-30-09	$0.00	$0.00
Third Quarter 12-01-08 to 02-31-09	$0.00	$0.00
Second Quarter 09-01-08 to 11-31-08	$0.00	$0.00
First Quarter 06-01-08 to 08-31-08	$0.00	$0.00

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter 03-01-08 to 05-30-08	$0.00	$0.00
Third Quarter 12-01-07 to 02-31-08	$0.00	$0.00
Second Quarter 09-01-07 to 11-31-07	$0.00	$0.00
First Quarter 06-01-07 to 08-31-07	$0.00	$0.00

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers Aspread@ and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

      We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of May 31, 2009, we have $13 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board; or that anyone will invest in us.

      Our officers and directors will contribute or loan us the funds necessary to pay auditing and attorney fees. We estimate our yearly expenses to be:

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
•	To become profitable and competitive, we have to attract customers and generate revenues.
•	Equity financing could result in additional dilution to existing shareholders.
•	As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

      We need additional cash and if we can't raise it we will either have to continue to delay operations until we do raise the cash, or cease operations entirely.

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

      As of May 31, 2009, our total assets were $13 and our total liabilities were $5004. Our total assets were comprised of cash. As of May 31, 2009, we had $13 in cash.

      We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

      Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through May 31, 2009 were $134,237 comprised of $9,546 for depreciation; $88,451 for professional fees, $35,000 for financing fees, $7,311 for general and administrative expenses, and $475 for license fees.

Recent Accounting Pronouncements

      In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

      Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46® for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46® to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46®, a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46® to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46®-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

      This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

      In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,
2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

      In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a.    The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b.   The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c.    The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

      In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ESE Corporation

We have audited the accompanying balance sheets of ESE Corporation as of May 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESE Corporation as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s significant and ongoing operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding the resolution of this issue are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 27, 2009

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	May 31,	May 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$13	$130
Total Current Assets	13	130

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$13	$130

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$5,004	$24,288
Total Current Liabilities	5,004	24,288

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	128,921	76,333
Deficit accumulated during the development stage	(134,237)	(100,816)
Total Stockholders' Deficit	(4,991)	(24,158)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13	$130

The accompanying notes are an integral part of these financial statements

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

			Period from
	Year	Year	April 27, 2005
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2009	2008	2009

REVENUES	$-	-	$-

OPERATING EXPENSES
Depreciation	-	1,688	9,546
Legal & accounting	32,316	27,784	88,451
Financing fees	-	10,000	35,000
General & administrative	1,017	2,179	7,311
License fees	-	-	475
Total Operating Expenses	33,333	41,651	140,783

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	7,000	7,000
Interest expense	(88)	(366)	(454)
Total Other Income (Expense)	(88)	6,634	6,546

NET LOSS FROM OPERATIONS	(33,421)	(35,017)	(134,237)

LOSS BEFORE TAXES	(33,421)	(35,017)	(134,237)

INCOME TAXES	-	-	-

NET LOSS	$(33,421)	(35,017)	$(134,237)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	32,495,749	32,495,749

The accompanying notes are an integral part of these financial statements

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT
					Accumulated
					Deficit
				Additional	During
		Common Stock		Paid-in	Development
	Date	Shares	Amount	Capital	Stage	Totals

Common stock issued for cash
at $0.00001 per share	6/6/2005	10,000,000	$100	$-	$-	$100

Common stock issued for cash
at $0.00001 per share	6/7/2005	20,000,000	200	-	-	200

Contribution of capital		-	-	15,500	-	15,500

Loss for period ending May 31, 2005		-	-	-	(216)	(216)

Balance, May 31, 2005		30,000,000	300	15,500	(216)	15,584

Common stock issued for cash at
$0.01 per share	7/25/2005	2,471,049	25	24,686	-	24,711
						-
Common stock issued for cash at						-
$0.01 per share	9/13/2005	24,500	-	245	-	245
						-
Common stock issued for cash at						-
$0.01 per share	9/30/2005	200	-	2		2
						-
Contribution of capital		-	-	8,800	-	8,800

Loss for period ending May 31, 2006		-	-	-	(43,014)	(43,014)

Balance, May 31, 2006		32,495,749	325	49,233	(43,230)	6,328

Contribution of capital		-	-	18,000	-	18,000

Loss for period ending May 31, 2007		-	-	-	(22,569)	(22,569)

Balance, May 31, 2007		32,495,749	$325	$67,233	$(65,799)	$1,759

Contribution of capital		-	-	9,100	-	9,100

Loss for period ending May 31, 2008		-	-	-	(35,017)	(35,017)

Balance, May 31, 2008		32,495,749	$325	$76,333	$(100,816)	$(24,158)

Contribution of capital		-	-	52,588	-	52,588

Loss for period ending May 31, 2009		-	-	-	(33,421)	(33,421)

Balance, May 31, 2009		32,495,749	$325	$128,921	$(134,237)	$(4,991)

The accompanying notes are an integral part of these financial statements

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
	Year	Year	April 27, 2005
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,421)	$(35,017)	$(134,237)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	1,688	9,546
Increase (decrease) in accounts payable	(19,285)	23,438	5,003
Net cash provided (used) by operating activities	(52,706)	(9,891)	(119,688)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	52,589	9,100	103,989
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	52,589	9,100	129,247

Change in cash	(117)	(791)	13

Cash, beginning of period	130	921	-

Cash, end of period	$13	$130	$13

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

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

Accounting Pronouncements
In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

c.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

d.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

of a variable interest entity. This Statement amends certain guidance in Interpretation 46® for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46® to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46®, a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46® to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46®-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15,

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a.   The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b.   The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c.   The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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
May 31, 2009 and 2008

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
May 31, 2009 and 2008

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

At May 31, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations.  It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and related party payables. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2009 and 2008.

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets, that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company has no Level 3 assets or liabilities.

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the period ending May 31, 2009, has no revenues, and has an accumulated deficit of $134,237 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.  The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

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

At May 31, 2009 and 2008, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $45,600 and $34,300, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2009 and 2008.  The significant components of the deferred tax asset at May 31, 2009 and 2008 were as follows:

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

	May 31, 2009	May 31, 2008
Net operating loss carryforward	$45,600	$34,300

Deferred tax asset	$45,600	$34,300
Deferred tax asset valuation allowance	($45,600)	($34,300)

At May 31, 2009 and 2008, the Company has net operating loss carryforwards of approximately $134,200 and $100,800, respectively, which expire in the year 2026-2028.  The approximate net change in valuation allowance between May 31, 2008 and 2009 is $11,300.

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
May 31, 2009 and 2008

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated net of depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property and equipment for purposes of computing depreciation are 2 years, based on the original term of the lease. The following is a summary of property, equipment, and accumulated depreciation:

	May 31, 2009	May 31, 2008
Leasehold Improvements	$ 9,547	$ 9,547
Less accumulated depreciation	(9,547)	(9,547)
Property and Equipment, net	$ -	$ -

Depreciation expense for the years ended May 31, 2009 and 2008 was $0 and $1,688, respectively.

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

There have been no shares issued in the years ending May 31, 2009 and 2008.

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

ESE CORPORATION
(A Development Stage Enterprise)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2009 and 2008

During the year ended May 31, 2009, the secretary of the Company contributed an additional $300 of capital. Additionally, a significant shareholder contributed an additional $52,288 of capital.

NOTE 5 – LEASES

Effective August 1, 2005, the Company is leasing property for a drive through establishment.  This operating lease calls for rent of $50 per month for 24 months which would increase to $250 per month thereafter if the lease was renewed. The lease was renewed on August 1, 2007, under the terms of the new lease rent will be paid in the amount of $50 until operation of the business begins; once operations begin the rent will increase to $250.  The company recorded rent expense of $600 and $600 for the period ended May 31, 2009 and May 31, 2008, respectively.  The Company is currently in default of the lease for non payment.

The following are the Company’s minimum lease payments under this agreement:

Year Ended:	Minimum Lease Payment
May 31, 2009	$600
May 31, 2010	$600
May 31, 2011	$600
May 31, 2012	$600
May 31, 2013	$600

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to May 31, 2009, a significant shareholder contributed an additional $1,015 of capital.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2009, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 430, Spokane, Washington 99201, as set forth in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of May 31, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Christopher M. Armstrong 138 Weatherwood Road Rock Hill, South Carolina 29732	35	president, principal executive officer, treasurer, principal chief financial officer, principal accounting officer and a member of the board of directors

Robin N. Long 3107 Balkin Drive York, South Carolina 29745	37	secretary and a member of the board of directors

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

Section 16(a) of the Securities Exchange Act of 1934

     Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.
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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Christopher M. Armstrong	2009	0	0	0	0	0	0	0	0
President and Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Robin N. Long	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

We have not paid any salaries as of the date of this report and we do not anticipate paying any salaries until we have adequate funds to do so.

The following table sets forth the compensation paid by us to each of our directors during the fiscal year ended May 31, 2009. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

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

We have no promoters other than Mr. Armstrong and Ms. Long, our officers and directors. Other than as described in the Executive Compensation of this report, our promoters have not and will not receive anything of value form us.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$22,080	Williams & Webster, P.S., Certified Public Accountants
2008	$22,969	Williams & Webster, P.S., Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$-0-	Williams & Webster, P.S., Certified Public Accountants
2008	$-0-	Williams & Webster, P.S., Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$-0-	Williams & Webster, P.S., Certified Public Accountants
2008	$-0-	Williams & Webster, P.S., Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$-0-	Williams & Webster, P.S., Certified Public Accountants
2008	$-0-	Williams & Webster, P.S., Certified Public Accountants

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-20-07	3.1
3.2	Bylaws.	SB-2	03-20-07	3.2
4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1
10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1
10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2
10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2
10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3
10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3
14.1	Code of Ethics.	10-K	08-29-08	14.1
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-K	08-29-08	99.1
99.2	Disclosure Committee Charter.	10-K	08-29-08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 31st day of August, 2009.

ESE CORPORATION
(Registrant)

BY:	CHRISTOPHER M. ARMSTRONG
Christopher M. Armstrong
president, principal executive officer, treasurer, principal chief financial officer, principal accounting officer and a member of the board of directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

CHRISTOPHER A. ARMSTRONG	President, Principal Executive Officer, Treasurer,	August 31, 2009
Christopher M. Armstrong	Principal and Chief Financial Officer, Principal
Accounting Officer and a member of the Board
of Directors

ROBIN N. LONG	Secretary and a member of the Board	August 31, 2009
Robin N. Long	of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-20-07	3.1

3.2	Bylaws.	SB-2	03-20-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1

10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1

10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2

10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2

10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3

10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3

14.1	Code of Ethics.	10-K	08-29-08	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	08-29-08	99.1

99.2	Disclosure Committee Charter.	10-K	08-29-08	99.2