Form 10-Q
period 2009-08-31
ESE CORP
filed 2009-10-15
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,495,749 of October 14, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	August 31,	May 31,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$174	$13
Total Current Assets	174	13

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$174	$13

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$8,684	$5,004
Total Current Liabilities	8,684	5,004

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	144,619	128,921
Deficit accumulated during the development stage	(153,454)	(134,237)
Total Stockholders' Equity	(8,510)	(4,991)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$174	$13

See accompanying condensed notes to the interim financial statements.

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					Period from
		Three Months		Three Months	April 27, 2005
		Ended		Ended	(Inception) to
		August 31		August 31	August 31
		2009		2008	2008
		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-	$-

OPERATING EXPENSES
Depreciation		-		-	9,546
Legal & accounting		18,648		6,904	107,099
Financing fees		-		-	35,000
General & administrative		569		459	7,880
License fees		-		-	475
Total Operating Expenses		19,217		7,363	160,000

OTHER INCOME (EXPENSE)
Forgiveness of debt		-		-	7,000
Interest expense		-		-	(454)
Total Other Income (Expense)		-		-	6,546

NET LOSS FROM OPERATIONS		(19,217)		(7,363)	(153,454)

LOSS BEFORE TAXES		(19,217)		(7,363)	(153,454)

INCOME TAXES		-		-	-

NET LOSS		$(19,217)		$(7,363)	$(153,454)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		32,495,749		32,495,749

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,217)	$(7,363)	$(153,454)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	-	9,546
Increase (decrease) in accounts payable	3,680	(5,846)	8,683
Net cash provided (used) by operating activities	(15,537)	(13,209)	(135,225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	15,698	13,200	119,687
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	15,698	13,200	144,945

Change in cash	161	(9)	174

Cash, beginning of period	13	130	-

Cash, end of period	$174	$121	$174

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2009 and 2008

NOTE 1 – DESCRIPTION OF BUSINESS

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included  in the Company’s annual report on Form 10K for the year ended May 31, 2009, which was filed with the SEC on August 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

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
AUGUST 31, 2009 and 2008

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

At August 31, 2009 and 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation and has not realized any revenue from operations.  It will be primarily engaged in selling roasted whole coffee beans, freshly brewed coffees, and related products at drive-through establishments in North Carolina.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2009.

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
AUGUST 31, 2009 and 2008

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended August 31, 2009.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the period ending August 31, 2009, has no revenues, and has an accumulated deficit of $153,454 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.  The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

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

At August 31, 2009 and May 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $52,200 and $45,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2009 and May 31, 2009.  The significant components of the deferred tax asset at August 31, 2009 and May 31, 2009 were as follows:

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2009 and 2008

	August 31, 2009	May 31, 2009
Net operating loss carryforward	$52,200	$45,600

Deferred tax asset	$52,200	$45,600
Deferred tax asset valuation allowance	($52,200)	$(45,600)

At August 31, 2009 and May 31, 2009, the Company has net operating loss carryforwards of approximately $153,500 and $134,200, respectively, which expire in the year 2026-2028.  The approximate net change in valuation allowance between May 31, 2009 and August 31, 2009 is $6,600.

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

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2009 and 2008

	August 31, 2009	May 31, 2009
Leasehold Improvements	$ 9,547	$ 9,547
Less accumulated depreciation	(9,547)	(9,547)
Property and Equipment, net	$ -	$ -

Depreciation expense for the periods ended August 31, 2009 and May 31, 2009 was $0 and $0, respectively. Maintenance and repairs are expensed as incurred

NOTE 4– CAPITAL STOCK

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

There have been no shares issued in the years ending May 31, 2007, 2008 and 2009.

There have been no shares issued in the period ending August 31, 2009.

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
AUGUST 31, 2009 and 2008

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

During the period ended August 31, 2009, a significant shareholder contributed an additional $15,698 of capital.

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to August 31, 2009, a significant shareholder contributed an additional $4,406 of capital.

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

We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of August 31, 2009, we have $161 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board; or that anyone will invest in us.

Our officers and directors will loan us the funds necessary to pay auditing and attorney fees. We estimate our yearly expenses to be:

1.	Auditing - $25,000
2.	Attorney fees - $15,000
3.	Cost of maintaining reporting status with SEC - $300

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

As of August 31, 2009, our total assets were $174 and our total liabilities were $8684. Our total assets were comprised of cash. As of August 31, 2009, we had $174 in cash.

We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through August 31, 2009 were $160,454 comprised of $9,546 for depreciation; $107,099 for professional fees, $35,000 for financing fees, $7,880 for general and administrative expenses, $475 for license fees, and $454 for interest expense.

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

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

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued. In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

    Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

 As of May 31, 2009, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended August 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b_2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2009.

ESE CORPORATION

BY:	CHRISTOPHER ARMSTRONG
Christopher M. Armstrong, President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.