Form 10-Q
period 2009-11-30
Renaissance Bioenergy Inc.
filed 2010-01-14
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53435

RENAISSANCE BIOENERGY INC.
(Formerly, ESE Corp.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1875 Century Park East, Suite 700
Los Angeles, California 90067
(Address of principal executive offices, including zip code.)

888-717-2221
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,495,749 shares of common stock as of January 7, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ESE CORPORATION
(A Development Stage Enterprise)
BALANCE SHEETS
	November 30,	May 31,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$135	$13
Total Current Assets	135	13

PROPERTY AND EQUIPMENT, net of depreciation	-	-

TOTAL ASSETS	$135	$13

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$9,130	$5,004
Total Current Liabilities	9,130	5,004

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000 ,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
32,495,749 shares issued and outstanding	325	325
Additional Paid in Capital	148,925	128,921
Deficit accumulated during the development stage	(158,245)	(134,237)
Total Stockholders' Equity	(8,995)	(4,991)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135	$13

See accompanying condensed notes to the interim financial statements

ESE CORPPORATION
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS

					Period from
	Three Months	Three Months	Six Months	Six Months	April 27, 2005
	Ended	Ended	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation	-	-	-	-	9,546
Legal & accounting	3,830	15,416	22,478	22,320	110,929
Financing fees	-	-	-	-	35,000
General & administrative	961	186	1,530	645	8,841
License fees	-	-	-	-	475
Total Operating Expenses	4,791	15,602	24,008	22,965	164,791

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	-	-	7,000
Interest expense	-	(88)	-	(88)	(454)
Total Other Income (Expense)	-	(88)	-	(88)	6,546

NET LOSS FROM OPERATIONS	(4,791)	(15,690)	(24,008)	(23,053)	(158,245)

LOSS BEFORE TAXES	(4,791)	(15,690)	(24,008)	(23,053)	(158,245)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(4,791)	$(15,690)	$(24,008)	$(23,053)	$(158,245)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	32,495,749	32,495,749	32,495,749	32,495,749

See accompanying condensed notes to the interim financial statements

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
					Accumulated Deficit
				Additional	During
		Common Stock		Paid-in	Development
	Date	Shares	Amount	Capital	Stage	Totals
Common stock issued for cash
at $0.00001 per share	6/6/2005	10,000,000	$100	$-	$-	$100

Common stock issued for cash
at $0.00001 per share	6/7/2005	20,000,000	200	-	-	200

Contribution of capital		-	-	15,500	-	15,500

Loss for period ending May 31, 2005		-	-	-	(216)	(216)

Balance, May 31, 2005		30,000,000	300	15,500	(216)	15,584

Common stock issued for cash at
$0.01 per share	7/25/2005	2,471,049	25	24,686	-	24,711

Common stock issued for cash at						-
$0.01 per share	9/13/2005	24,500	-	245	-	245

Common stock issued for cash at						-
$0.01 per share	9/30/2005	200	-	2		2

Contribution of capital		-	-	8,800	-	8,800

Loss for period ending May 31, 2006		-	-	-	(43,014)	(43,014)

Balance, May 31, 2006		32,495,749	325	49,233	(43,230)	6,328

Contribution of capital		-	-	18,000	-	18,000

Loss for period ending May 31, 2007		-	-	-	(22,569)	(22,569)

Balance, May 31, 2007		32,495,749	$325	$67,233	$(65,799)	$1,759

Contribution of capital		-	-	9,100	-	9,100

Loss for period ending May 31, 2008		-	-	-	(35,017)	(35,017)

Balance, May 31, 2008		32,495,749	$325	$76,333	$(100,816)	$(24,158)

Contribution of capital		-	-	52,588	-	52,588

Loss for period ending May 31, 2009		-	-	-	(33,421)	(33,421)

Balance, May 31, 2009		32,495,749	$325	$128,921	$(134,237)	$(4,991)

Contribution of capital		-	-	20,004	-	20,004

Loss for period ending November 30, 2009		-	-	-	(24,008)	(24,008)

Balance, November 30, 2009		32,495,749	$325	$148,925	$(158,245)	$(8,995)

See accompanying condensed notes to the interim financial statements

ESE CORPORATION
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(24,008)	$(23,053)	$(158,245)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:			-
Depreciation	-	-	9,546
Increase (decrease) in accounts payable	4,126	3,808	9,129
Net cash provided (used) by operating activities	(19,882)	(19,245)	(139,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(9,546)
Net cash provided (used) by investing activities	-	-	(9,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	25,258
Contribution of capital	20,004	19,200	123,993
Expensing of deferred offering costs	-	-	-
Net cash provided by financing activities	20,004	19,200	149,251

Change in cash	122	(45)	135

Cash, beginning of period	13	130	-

Cash, end of period	$135	$85	$135

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

NOTE 1 – DESCRIPTION OF BUSINESS

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included  in the Company’s annual report on Form 10K for the year ended May 31, 2009, which was filed with the SEC on August 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

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

Recent Accounting Pronouncements
In June 2009, FASB issued ASU 2009-01 Topic 105 — Generally Accepted Accounting Principles. ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

In October 2009, FASB issued ASU 2009-13 Revenue Recognition (Topic 605). ASU 2009-05 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of this ASU in not anticipated to have a material impact on the Company’s financial position or results of operation.

In August 2009, FASB issued ASU 2009-05 Fair Value Measurements and Disclosure (Topic 820). ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.
SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2009 AND 2008

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the period ending November 30, 2009, has no revenues, and has an accumulated deficit of $158,245 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence.  The Company anticipates it will require an estimated $50,000 to continue operations and increase development through the next fiscal year. Management is establishing plans designed to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  The officer and director may also contribute capital. However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

NOTE 3– CAPITAL STOCK

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

There have been no shares issued in the period ending November 30, 2009.

Contributed Capital
During the period ended November 30, 2009, a significant shareholder contributed an additional $20,004 of capital.

ESE CORPORATION
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMETNS
NOVEMBER 30, 2009 AND 2008

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to November 30, 2009, a significant shareholder contributed an additional $302 of capital.

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

We completed our private placement on July 31, 2005. The forgoing funds have been exhausted. As of November 30, 2009, we have $135 in cash. We rely on periodic cash contributions from our officers and directors in order to pay bills related to accounting and auditing and to continue with modifications to our leased property in order to open to the public. Currently, we are spending all contributed capital from our officers and directors on accounting and auditing fees. All persons that we have spoken with have said they would consider investing in us when a trading market develops that would allow them to liquidate their investment if they chose to do so. There is no assurance that anyone will invest in our common stock or that it will actively trade on the Bulletin Board; or that anyone will invest in us.

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

As of November 30, 2009, our total assets were $135 and our total liabilities were $9,130. Our total assets were comprised of cash. As of November 30, 2009, we had $135 in cash.

We do not expect significant changes in the number of employees. We do expect to hire four part-time employees approximately two weeks before we open. We do not know when we will open to the public.

Results of Operations

Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through November 30, 2009 were $158,245 comprised of $9,546 for depreciation; $110,929 for professional fees, $35,000 for financing fees, $8,841 for general and administrative expenses, $475 for license fees, and $454 for interest expense.

Recent Accounting Pronouncements

      In June 2009, FASB issued ASU 2009-01 Topic 105 — Generally Accepted Accounting Principles. ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

      In October 2009, FASB issued ASU 2009-13 Revenue Recognition (Topic 605). ASU 2009-05 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this ASU is not anticipated to have a material impact on the Company’s financial position or results of operations.

      In September 2009, the FASB issued ASU 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The adoption of this ASU in not anticipated to have a material impact on the Company’s financial position or results of operation.

      In August 2009, FASB issued ASU 2009-05 Fair Value Measurements and Disclosure (Topic 820). ASU 2009-05 provides amendments for the fair value measurement of liabilities and clarification on fair value measuring techniques. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after the issuance. The adoption of this ASU did not have a material impact on the Company’s financial position or results of operations

      In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.
SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

      In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

      SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

      In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended November 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of January, 2010.

RENAISSANCE BIOENERGY INC.

BY:	SCOTT PUMMILL
Scott Pummill, President and Principal Executive Officer

BY:	DAVID ARTHUN
David Arthun, Treasurer, Director, and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002