Form 10-Q
period 2010-02-28
Renaissance Bioenergy Inc.
filed 2010-04-14
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 254,948,988 shares of common stock as of April 7, 2010.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page
ITEM 1.	FINANCIAL STATEMENTS	3
	Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009	3
	Unaudited Condensed Statements of Operations for the three and nine month periods ended February 28, 2010 and February 28, 2009 and the period from inception	4
	Unaudited Statements of Cash Flows for the nine month periods ended February 28, 2010 and February 28, 2009 and the period from inception	5
	Condensed Notes to Interim Financial Statements	6

ITEM 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II. - OTHER INFORMATION

ITEM 1A.	Risk Factors	18

ITEM 6.	Exhibits	18

Signatures		19

Index to Exhibits		20

ITEM 1.        FINANCIAL STATEMENTS

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
BALANCE SHEETS
	February 28,	May 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,526	$13
Deferred Expenses	45,137
Total Current Assets	52,663	13

OTHER ASSET - Deposit	50,000	-

TOTAL ASSETS	$102,663	$13

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$26,624	$5,004
Accrued Officers and Directors Compensation	38,167	-
Convertible Note Payable to Officer/Stockholder	15,000	-
Total Current Liabilities	79,791	5,004

LONG-TERM DEBT-Convertible Note Payable to Officer/Stockholder	50,000	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 3,000,000,000 shares
authorized, 254,948,988 and 389,948,988 shares issued and
outstanding at February 28, 2010 and May 31, 2009, respectively	2,550	3,900
Additional Paid in Capital	203,072	125,346
Common Stock Subscribed, 3,250,000 Shares	65,000	-
Deficit accumulated during the development stage	(297,750)	(134,237)
Total Stockholders' Equity	(27,128)	(4,991)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,663	$13

See accompanying condensed notes to the interim financial statements

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS - UNAUDITED
										Period from
		Three Months		Three Months		Nine Months		Nine Months		April 27, 2005
		Ended		Ended		Ended		Ended		(Inception) to
		February 28,		February 28,		February 28,		February 28,		February 28,
		2010		2009		2010		2009		2010
REVENUES		$-		$-		$-		$-		$-

OPERATING EXPENSES
Depreciation		-		-		-		-		9,546
Legal & accounting		12,593		5,849		35,071		28,169		123,522
Financing fees		-		-		-		-		35,000
General & administrative		124,877		186		126,407		831		133,718
License fees		1,485		-		1,485		-		1,960
Total Operating Expenses		138,955		6,035		162,963		29,000		303,746

OTHER INCOME (EXPENSE)
Forgiveness of debt		-		-		-		-		7,000
Interest expense		(550)		-		(550)		(88)		(1,004)
Total Other Income (Expense)		(550)		-		(550)		(88)		5,996

NET LOSS FROM OPERATIONS		(139,505)		(6,035)		(163,513)		(29,088)		(297,750)

LOSS BEFORE TAXES		(139,505)		(6,035)		(163,513)		(29,088)		(297,750)

INCOME TAXES		-		-		-		-		-

NET LOSS		$(139,505)		$(6,035)		$(163,513)		$(29,088)		$(297,750)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil	$

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		275,718,222		389,948,988		336,913,275		389,948,988

See accompanying condensed notes to the interim financial statements

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(163,513)	$(29,088)	$(297,750)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation	-	-	9,546
Non cash compensation and services related to
stock issuances	56,372	-	56,372
Increase in deferred expenses	(45,137)	-	(45,137)
Increase (decrease) in accounts payable	21,620	(13,566)	26,623
Increase in accrued compensation	38,167		38,167
Net cash provided (used) by operating activities	(92,491)	(42,654)	(212,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for and purchase of fixed assets	(50,000)	-	(59,546)
Net cash provided (used) by investing activities	(50,000)	-	(59,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	65,000	-	65,000
Proceeds from sales of common stock and subscriptions for common stock	65,000	-	90,258
Contribution of capital	20,004	42,573	123,993
Net cash provided by financing activities	150,004	42,573	279,251

Change in cash	7,513	(81)	7,526

Cash, beginning of period	13	130	-
Cash, end of period	$7,526	$49	$7,526
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$550	$-	$550
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
FEBRUARY 28, 2010 AND 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Renaissance Bioenergy, Inc. (the "Company") was incorporated as ESE Corp. on April 27, 2005 under the laws of the State of Nevada.  The Company was originally organized to lease, purchase or construct retail locations for the purpose of selling coffee and related products. In December 2009, the principal shareholders sold their shares to an unrelated entity and the Company, under its new management, has adopted a new business plan that involves the acquisition of facilities for the purpose of processing selected liquid waste products into ethanol.

Effective January 6, 2010, the Company changed its name from ESE Corp. to Renaissance BioEnergy Inc.

The Company is a development stage company and is concentrating substantially all of its efforts in raising capital and implementing its business plan.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included  in the Company’s annual report on Form 10K for the year ended May 31, 2009, which was filed with the SEC on August 31, 2009. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended February  28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Renaissance BioEnergy Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Derivative Instruments
 ASC 815-24 (formerly SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”,  requires all derivatives to be recorded as either assets or liabilities and measured at fair value.

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

At February 28, 2010 and 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development Stage Activities
The Company has been in the development stage since its formation.  It was formerly engaged in establishing retail locations for the purpose of selling coffee and related products at drive-through establishments in North Carolina.  No locations were ever completed and no revenue from retail locations was realized.  Currently, the Company is seeking to raise capital for the purpose of acquiring or constructing a plant to process liquid waste into ethanol.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards Board ("FASB") ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2010.

FASB ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value
measurements.   FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets, that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company’s Level 3 assets consist of securities in privately held companies; the Company has no Level 3 liabilities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2010.

Income Taxes
Income taxes are provided based upon the liability method of accounting pursuant to  ASC 740-10-25 Income Taxes-Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.

At February 28, 2010 and May 31, 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $101,300 and $45,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2010 and May 31, 2009.  The significant components of the deferred tax asset at February 28, 2010 and May 31, 2009 were as follows:

	February 28, 2010	May 31, 2009
Net operating loss carryforward	$297,750	$134,237

Deferred tax asset	$101,300	$45,600
Deferred tax asset valuation allowance	($101,300)	$(45,600)

At February 28, 2010 and May 31, 2009, the Company has estimated net operating loss carryforwards of approximately $297,800 and $134,200, respectively, which expire in the year 2026-2029.  The approximate net change in valuation allowance between May 31, 2009 and August 31, 2009 is $55,700.

The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $158,200 at November 30, 2009,  that could be lost due to the December 2009 change in control.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

Net Loss Per Share
The Company has adopted ASC 260, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.  This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

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

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820). This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, that require new disclosures and clarify existing disclosures.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the period ending February 28, 2010, has no revenues, and has an accumulated deficit of $297,750 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company anticipates it will require an estimated $6,000,000 to acquire or build a processing facility, continue operations and increase development through the next fiscal year. Management is seeking additional capital from new equity securities offerings that, if successful, will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

NOTE 3-CHANGE OF CONTROL AND BUSINESS

On December 6, 2009, the two individuals who controlled 30,000,000 pre-split (360,000,000 post-split) shares, representing approximately 92% of the then issued and outstanding shares of the Company's common stock, sold such shares to an unrelated entity.  On January 5, 2010, the new principal shareholder retired 25,000,000 pre-split (300,000,000 post-split) shares.

Our new business plan involves the purchase of an existing plant located in the state of Ohio or the construction of a plant to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   The Company also intends to recycle the packaging materials originally containing the liquids.

NOTE 4– CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001.  As of February 28, 2010, the Company has not issued any preferred stock.

Common Stock
On December 14, 2009 we amended our Articles of Incorporation and increased our authorized shares from 100,000,000 to 250,000,000 shares of common stock, $0.00001 par value per share, which was further increased by the March 9, 2010 stock split to 3,000,000,000 shares of $0.00001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

      On January 5, 2010, subsequent to the aforementioned change of control whereby an unrelated entity acquired 30,000,000 pre-split shares of our common stock,  25,000,000 pre-split shares were retired.  On January 19, 2010, we authorized a 12 for 1 split of our common stock, which became effective March 9, 2010.  The stock split was accomplished by issuing additional shares to existing shareholders and adjusting the common stock accounts for the par value of the additional shares issued. The accompanying financial statements give retroactive effect to the aforementioned name change and stock split for all periods presented.

In its initial capitalization on May 31, 2005, the Company issued to officers 360,000,000 shares of common stock for $300 cash. During the year ended May 31, 2006, the Company sold 29,948,988 shares of common stock for $24,958 cash.

There were no shares issued in the years ending May 31, 2007, 2008 and 2009.

On January 5, 2010, the principal stockholder of the Company retired for cancellation 300,000,000 of the 360,000,000 shares acquired in December 2009.  The associated par value of the retired shares was transferred to Additional Paid In Capital

On February 17, 2010, the four officers and/or directors, were issued an aggregate of 137,000,000 common shares valued at $9,704.  The value of the shares were accounted for as payment in lieu of cash compensation due them.

On February 17, 2010, the Company issued to three consultants, an aggregate of 28,000,020 shares of its common stock for services to be rendered over the next twelve months.  The shares vest on a monthly basis over one year from February 2010.  The agreements to provide services were negotiated  during December 2009 and January 2010 and, since there was no effective market for the shares duing that period, they were valued, in addition to cash compensation to be paid to them, at the fair market value of the services to be rendered, which amounted to $46,667 for the three consultants.  Amortization of $1,530 has been charged to operations for the initial period ended February 28, 2010.

Contributed Capital
During the period ended February 28, 2010, a former shareholder contributed an additional $20,004 of capital.

Common Stock Subscribed
Pursuant to a private placement memorandum, the Company has agreed to issue to a group of individuals 3,250,000 shares of Common Stock for $65,000 in cash advances during December 2009 and January 2010.

NOTE 5 – DEPOSIT

In connection with the proposed acquisition of the aforementioned ethanol processing plant located in the state of Ohio, we have made a non-refundable deposit of $50,000 to be applied to the total purchase price of $4,000,000 for this facility.

RENAISSANCE BIOENERGY INC
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS (continued)
FEBRUARY 28, 2010 AND 2009

NOTE 6 - CONVERTIBLE NOTES PAYABLE TO OFFICER/STOCKHOLDER

We borrowed $50,000 on February 1, 2010, from the principal officer/stockholder of the Company which is due and payable January 1, 2012, together with accrued interest of 12% per year.

We borrowed $15,000 on February 25, 2010 from the principal officer/stockholder of the Company which is due April 25, 2010 together with accrued interest of 30% per year.

Both notes are convertible to common stock at $0.02 per share, in whole or in part, at the option of the Company, up to an aggregate of 3,250,000 shares.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

      On February 11, 2010, we entered into an asset purchase agreement for the purchase of an ethanol processing plant.  Terms of the agreement include a payment of a $50,000 deposit upon signing the agreement and an additional deposit of $150,000, due February 9, 2010.  Under the agreement, deposits are non-refundable and are applied against the purchase price of $4,000,000 at the closing, scheduled for March 9, 2010,

      As of February 28,2010, we have not made the additional deposit payment of $150,000.  The Company is in discussions with the seller regarding the extension of the terms of the agreement.

NOTE 8 – SUBSEQUENT EVENTS

On March 9, 2010, the Company effected a 12 for 1 forward stock split of its common stock, thereby increasing the common stock authorized from 250,000,000 to 3,000,000,000 shares and the issued and outstanding shares on the effective date from 21,245,753 to 254,948,988 shares.  The accompanying financial statements give retroactive effect to this stock split for all periods presented.

During March 2010, we received $15,000 from two investors pursuant to a subscription agreement for a private placement for 750,000 shares of our common stock.  In April 2010 the principal officer/stockholder of the Company advanced us an additional $5,000 under a note which is convertible to common stock.

As of the issue date of these financial statements, the Company has been unable to close on the asset purchase agreement discussed in Note 7.

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

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our original business plan involved the operating a chain of retail locations and we leased our first store .  We have not commenced operations, the lease has been terminated and related property and equipment has been abandoned.

In December 2009, control of our Company was acquired by another entity and, together with a new team of executive and management personnel, have abandoned the predecessors business plan and are in process of implementing a new business plan.  It is now our intent to acquire a facility that is to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   The Company also intends to recycle the packaging materials originally containing the liquid.  The implementation of our new business plan is dependent upon our raising approximately $6 million to purchase or construct a processing facility,  institute a marketing program to attract customers and provide working capital for operating personnel and related expenses until such time as profitable operations are achieved, if ever.  Since acquiring control of the Company through April 9, 2010, we have raised $80,000 from investors in a private placement of common stock  and we have borrowed $70,000 from our principal officer/shareholder.

Should we achieve revenue producing operations, if we are unable to generate sufficient revenues, we may have to suspend or cease operations.  If we cease operations, we do not have any plans to do anything else.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is from investors and advances by our officers and directors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in goods and services.  We need additional capital to operate during the next twelve months.

To become profitable and competitive, we have to attract customers and generate revenues.

Equity financing could result in additional dilution to existing shareholders.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

As of February 28, 2010, our total assets were $102,663 consisting of cash $7,526, deferred consulting expenses $45,137 and a non-refundable deposit of $50,000 for a processing facility.  Our total liabilities were $129,791.

Subsequent to the December 2009 change of control we have raised $65,000 in cash from investors pursuant to stock subscriptions.   When issued, the investors will receive 3,250,000 shares of common stock at $0.02 per share.  Subsequent to February 28, 2010, we have raised an additional $15,000 under the same terms.

In February 2010, the principal shareholder lent us $50,000 and $15,000 pursuant to notes which are convertible, at any time and in any amount at the option of the Company, to an aggregate of 3,250,000 shares of common stock at $0.02 per share.  The notes are due January 2012 and April 2010 and bear interest at the annual rate of 12% and 30%, respectively.   An additional $5,000 was advanced by the principal shareholder  on April 7, 2010.

If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue producing operations.

Results of Operations

Period from April 27, 2005 (inception) to February 28, 2010:

Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through February 28, 2010 were $297,750, comprised of $9,546 for depreciation; $123,522 for legal and accounting fees, $35,000 for financing fees, $133,718 for general and administrative expenses, $1,960 for license fees, and $1,004 for interest expense.  Offsetting these expenses was $7,000 for debt forgiveness.

Three and Nine Month Periods Ending February 28, 2010 compared with 2009:

In the three month period from December 1, 2009 to February 28, 2010 total operating expenses were $138,955 versus $6,035 for the three month period ended February 28, 2009 for an increase of $132,920.  These increases were the result of higher legal and accounting expense, $6,744, general and administrative expense, $124,691 and license fees, $1,485.  The increase in general and administrative expenses was principally due to officer and director compensation, $65,871, fees paid to consultants, $43,130 and travel $9,945.

In the nine month period from June 1, 2009 to February 28, 2010 total operating expenses were $162,963 versus $29,000 for the period from June 1, 2008 to February 28, 2009 for an increase of $133,963.  These increases were the result of higher legal and accounting expense, $6,902, general and administrative expense, $125,576 and license fees, $1,485.  The increase in general and administrative expenses was principally due to officer and director compensation, $65,871, fees paid to consultants, $43,130 and travel $9,945.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective. We failed to file a number of Form 8-Ks which were required by law and which are currently past due.  We intend to file said Form 8-Ks within the next 2 weeks and implement written procedures to assure that all reports are timely filed with the SEC.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

\

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2010.

RENAISSANCE BIOENERGY INC.

BY:	SCOTT PUMMILL
Scott Pummill, President and Principal Executive Officer

BY:	SAMUEL GULKO
Samuel Gulko, Chief Financial Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002