Form 10-K
period 2010-05-31
Renaissance BioEnergy Inc.
filed 2010-09-13
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53435

RENAISSANCE BIOENERGY, INC.

Nevada
(State or other jurisdiction of incorporation or organization)

36101 Bob Hope Dr., Ste #E5-238
Rancho Mirage, CA 92270
 (Address of Principal Executive Offices, including zip code)

888-717-2221
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [  ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer [ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of August 27, 2010: $ 80,534.

The registrant had 258,948,988 shares of common stock outstanding as of June 17, 2010.

PART I

ITEM 1.    BUSINESS

General

The Company was incorporated in the state of Nevada on April 27, 2005 under the name, ESE Corporation.  The Company’s fiscal year end is May 31.

We are a development stage -waste to renewable energy- advanced biofuels company that intends to produce ethanol by recycling liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources destined for disposal.  We intend to use these materials instead of corn, a food source, to produce ethanol and to recycle the glass, paper, plastic, or aluminum containers, which contained the liquids.

While our original business plan was to engage in the business of selling roasted whole coffee beans and fresh brewed coffee, this plan was never realized and the Company did not generate revenues from this proposed endeavor.  In December 2009, the Company abandoned its rented retail facilities and the principal shareholders sold their common stock to an unrelated party who intends to operate the business as an ethanol recovery plant.  The Company's name was changed on January 6, 2010 to reflect the new business plan.

The new business plan involves the purchase of an existing plant located near Medina,  Ohio.  We entered into a sale agreement and put a deposit of $50,000 into escrow to acquire this property.  The agreement has expired and the deposit forfeited.  However, the plant is still unsold and we continue to seek capital of approximately $6 million for its purchase and initial operation.  If we are unable to purchase this facility, we would seek out a site and construct a plant to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   The Company also intends to recycle the packaging materials originally containing the liquids.  Consummation of this plan requires the Company, among other things, to raise approximately $6 million through borrowing and/or the sale of its equity securities.

A summary of the benefits of ethanol is presented below:

Ethanol is a green renewable fuel:  Renewable fuels are fuels that we can make again and again without depleting valuable resources in the earth. Extracting crude oil from the ground depletes resources from the earth’s crust. The liquid wastes we use for ethanol, on the other hand, are generated every year. This means that we can make ethanol this year, next year, and the year after that by using liquid wastes. By using renewable fuels, we can preserve the resources that are remaining in the earth – but still get the fuel our economy needs.

Ethanol reduces pollution and greenhouse gas emissions:  Ethanol contains a higher percentage of oxygen than traditional petroleum-based gasoline.  Accordingly, ethanol burns more completely than petroleum-based gasoline, and does not contribute to global warming like burning petroleum-based fuels does. In fact, using ethanol as a motor fuel reduces greenhouse gas emissions by as much as 46%.  Using just 10% ethanol in automobile gas tanks reduces greenhouse gas emissions by up to 19%.

Ethanol does not pollute ground water:  Because of its chemical structure, ethanol separates when it comes into contact with water. This makes it very safe for the environment because ethanol is biodegradable and will not pollute ground water like many other potential fuel sources could.

Ethanol reduces our dependence on foreign oil: About 45% of all of American oil consumption is used as gasoline fuel for passenger vehicles. By using ethanol as a substitute and/or additive to petroleum-based gasoline, ethanol helps to reduce regional dependence on imported oil and petroleum products.  By switching to ethanol and ethanol blends, we can continue to grow our economy while reducing our addiction to foreign oil.

Ethanol can be made from nearly anything. Though ethanol was first made decades ago, the technologies used in today’s ethanol industry are still in their infancy. Most of today’s ethanol production is made from corn and sugar. The technology for using waste products, such as unusable portions of crops, to produce ethanol is expected to be developed in the future.

Should we find the capital to acquire the Medina, Ohio plant, assuming its continued availability, we expect to achieve revenue producing operations in approximately 4 months from its purchase.  Should we be required to construct a new facility, we anticipate revenue producing operations to commence in approximately 9 months from date of acquisition of the related property.

If we are unable to raise sufficient capital to either purchase the aforementioned ethanol plant or build one, we would seek opportunities in other areas.

Forward Looking Statements

This annual report and the exhibits attached hereto contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern the Company's anticipated results and developments in the Company's operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “believes” or “does not believe”, "expects" or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", "could", "would", "might" or "will" be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•  risks related to our proposed recovery and recycling operations being subject to government   regulation;

•  risks related to our ability to obtain additional capital to carry out our proposed business plan;

•  risks related to our ability to attract and retain qualified personnel

•  risks related to the fluctuation of prices for ethanol and petrochemicals;

•  risks related to the competitive industry of alternative fuels;

•  risks related to the possible dilution of our common stock from additional financing activities; and

•  risks related to fluctuations of the price of our shares of common stock.

Employees

We currently have four management level staff which we employ on a contract basis.  We may require employees in the future.  There is intense competition for capable, experienced, qualified personnel and there is no assurance that we will be able to obtain new qualified employees when required.

Patents

The Company holds no patents or trademarks.

ITEM 1A.       RISK FACTORS

We are subject to various risks, which may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We are a relatively young company with no operating history

Since we are a young company, it is difficult to evaluate our business and prospects. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment. Our future operating results will depend on many factors, including the ability to generate sustained and increased demand and acceptance of our products, the level of our competition, and our ability to attract and maintain key management and employees. While management believes their estimates of projected occurrences and events are within the timetable of their business plan, there can be no guarantees or assurances that the results anticipated will occur.

We expect to incur net losses in future quarters.

If we do not achieve profitability, our business may not grow or operate. We may not achieve sufficient revenues or profitability in any future period. We will need to generate revenues from the sales of our products or take steps to reduce operating costs to achieve and maintain profitability. Even if we are able to generate revenues, we may experience price competition that will lower our gross margins and our profitability. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may require additional funds to operate in accordance with our business plan.

We may not be able to obtain additional funds that we may require. We do not presently have adequate cash from operations or financing activities to meet our long-term needs.  If unanticipated expenses, problems, and unforeseen business difficulties occur, which result in material delays, we will not be able to operate within our budget. If we do not achieve our internally projected sales revenues and earnings, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. If we are unsuccessful in obtaining those funds, we cannot assure you of our ability to generate positive returns to the Company. Further, we may not be able to obtain the additional funds that we require on terms acceptable to us, if at all. We do not currently have any established third-party bank credit arrangements. If the additional funds that we may require are not available to us, we may be required to curtail significantly or to eliminate some or all of our development, manufacturing, or sales and marketing programs.

We are highly dependent on several individuals to carry out our business plan.

We are largely dependent on several individuals, for specific proprietary technical knowledge and the Company's market knowledge. Our ability to successfully carry out our business plan may be at risk from an unanticipated termination, accident, injury, illness, incapacitation, or death of either of these individuals.  Upon such occurrence, unforeseen expenses, delays, losses and/or difficulties may be encountered.  Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. We compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

There is currently a limited market t for our common stock.   Therefore, investor’s holdings in our common stock may be illiquid.

Our common stock is  traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (“FINRA”).

Our directors and executive officers beneficially own a substantial amount of our common stock.

Accordingly, these persons will be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election or removal of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the Company or cause the market price of our stock to decline. Notwithstanding the exercise of their fiduciary duties by the directors and executive officers and any duties that such other stockholder may have to us or our other stockholders in general, these persons may have interests different than yours.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

We expect to be subject to SEC regulations and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and other trading market rules, are creating uncertainty for public companies.

We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest appropriate resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There is Substantial Doubt About Our Ability to Continue as a Going Concern, which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our May 31, 2010 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been no market for our common stock and there can be no assurance that an active trading market for our common stock will develop.  As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all.  Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance.  In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.  Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our  Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have significant influence in determining the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these executive officers and directors may differ from the interests of the other stockholders.

ITEM 2.          PROPERTIES

The Company’s properties are limited at the present time to its offices in Los Angeles. The Company considers its existing facilities to be adequate for its current needs.

ITEM 3.          LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against the Company has been threatened.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades publicly on the over the counter bulletin board under the symbol "RENS." The over the counter bulletin board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities.  The over the counter Bulletin Board securities are traded by a community of market makers that enter quotes and trade reports.  This market is extremely limited and any prices quoted may not be a reliable indication of the value of our common stock.

The following table sets forth the high and low bid prices per share of our common stock for the periods indicated as reported on the over the counter bulletin board.

Y YEAR ENDED MAY 31, 2010	High	Low
Fourth Quarter	$ 0.08	$ 0.02
Third Quarter	0.02	0.00
Second Quarter	0.00	0.00
First Quarter	0.00	0.00

Y YEAR ENDED MAY 31, 2009	High	Low
Fourth Quarter	$ 0.00	$ 0.00
Third Quarter	0.00	0.00
Second Quarter	0.00	0.00
First Quarter	0.00	0.00

The quotes represent inter-dealer prices, without adjustment for retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The trading volume of our securities fluctuates and may be limited during certain periods. As a result of these volume fluctuations, the liquidity of an investment in our securities may be adversely affected.

Holders

As of June 17, 2010, there were 258,948,988 shares of common stock outstanding held by approximately 79 holders of record.

Dividend Policy

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow our business.

Penny Stock Status

The Company’s common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

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

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations, and have not commenced operations.  Our original business plan involved the operating a chain of retail locations and we leased our first store .  We have not commenced operations, the lease has been terminated and related property and equipment has been abandoned.

In December 2009, control of our Company was acquired by another entity and, together with a new team of executive and management personnel, we have abandoned the predecessors' business plan and are in process of implementing a new business plan.  It is now our intent to acquire a facility to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   We also intend to recycle the packaging materials originally containing the liquid.  We have identified an existing ethanol processing plant located in Medina, Ohio that we believe is suitable for our purposes.  During December 2009, we entered into a purchase contract to acquire this plant and paid $50,000 as a deposit to secure the property.  Because we were unable to obtain financing to complete the purchase, the purchase contract expired and the $50,000 deposit has been forfeited.  However, the property is still available and we continue to seek financing for this project.  The implementation of our new business plan is dependent upon our raising approximately $6 million to purchase or construct a processing facility,  institute a marketing program to attract customers and provide working capital for operating personnel and related expenses until such time as profitable operations are achieved, if ever.  Should we achieve revenue producing operations, but are unable to generate sufficient revenues, we may have to suspend or cease operations.  If we cease operations, we do not have any plans to do anything else. If we are unable to raise the capital to purchase or construct an ethanol processing plant, we may seek other opportunities.

Since acquiring control of the Company, through June 17, 2010, we have raised $80,000 from investors in a private placement of common stock and we have borrowed $120,000, of which $85,000 came from our officer/shareholders.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than operations. Our only other sources for cash at this time are sales of our common stock and borrowings, principally from our officers and directors.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.  We need additional capital to operate during the next twelve months.  Other factors are:

•	To become profitable and competitive, we have to attract customers and generate revenues.
•	Equity financing could result in additional dilution to existing shareholders.
•	As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

As of May 31, 2010, our total assets were $52,874, consisting of cash of $19,408, and deferred expenses of $33,466.   Our total liabilities at May 31, 2010 was $248,605, consisting of trade accounts payable of $29,353, accrued compensation of $120,871 and convertible notes payable, net of $98,382.

As of May 31, 2009, our assets were $13 cash and our liabilities consisted of $5,004 accounts payable.

Results of Operations

Period from April 27, 2005 (inception) to May 31, 2010:

Since inception on April 27, 2005, we have not generated any revenues. Our operating expenses from inception through May 31, 2010 were $481,353 comprised of $129,652 for legal and accounting fees, $35,000 for financing fees, and $319,865 for general and administrative expenses.  Other income and expense consisted of income from forgiveness of debt, $7,000 offset by interest expense of $3,836.  Our loss from operations and net loss for this period was $481,353.

Year ended May 31, 2010 compared with year ended May 31, 2009:

Total operating expenses for fiscal year ended May 31, 2010 were $343,734 versus $33,333 for the fiscal year ended May 31, 2009.  The increase of $310,401 was principally due to increased legal and accounting fees of $8,885 and general and administrative expenses of $301,516.  The increase in general and administrative expense was principally due to officer and directors’ compensation of $158,075, consultants of $70,481, a provision for forfeited deposit of $50,000 and travel of $9,588.

Recent Accounting Pronouncements

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statement of Stockholders’ Deficit	F-4
Statements of Cash Flows	F-5
Notes to the Financial Statements	F-6

To the Board of Directors and Stockholders
Renaissance Bioenergy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Renaissance Bioenergy, Inc. as of May 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Bioenergy, Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company’s significant and ongoing operating losses raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding the resolution of this issue are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BEHLERMICK, PS
BehlerMick PS
Spokane, Washington
September 9, 2010

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
BALANCE SHEETS
	May 31,	May 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$19,408	$13
Deferred Expenses	33,466	-
Total Current Assets	52,874	13

OTHER ASSET - Deposit	-	-
TOTAL ASSETS	$52,874	$13

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$29,352	$5,004
Accrued Interest	3,142	-
Accrued Officers and Directors Compensation	120,871	-
Convertible Notes Payable, Including $88,350 to Officer/Stockholders, net	95,240	-
Total Current Liabilities	248,605	5,004

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.00001 par value; authorized 3,000,000,000 shares; issued and outstanding, 258,948,988 and 389,948,988 shares at May 31, 2010 and 2009, respectively	2,590	3,900
Additional Paid in Capital	283,032	125,346
Deficit accumulated during the development stage	(481,353)	(134,237)
Total Stockholders' Deficit	(195,731)	(4,991)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,874	$13

The accompanying notes are an integral part of these financial statements.

RENAISSANCE BIOENGERY, INC.
(A Development Stage Enterprise)
STATEMENT OF OPERATIONS

	Year	Year	Period from
	Ended	Ended	April 27, 2005
	May 31,	May 31,	(Inception) to
	2010	2009	31-May-10
REVENUES	$-	$-	$-

OPERATING EXPENSES
Legal & accounting	41,201	32,316	129,652
Financing fees	-	-	35,000
General & administrative	302,533	1,017	319,865
Total Operating Expenses	343,734	33,333	484,517

OTHER INCOME (EXPENSE)
Forgiveness of debt	-	-	7,000
Interest expense	(3,382)	(88)	(3,836)
Total Other Income (Expense)	(3,382)	(88)	3,164

LOSS FROM OPERATIONS	(347,116)	(33,421)	(481,353)

INCOME TAXES	-	-	-

NET LOSS	$(347,116)	$(33,421)	$(481,353)

NET LOSS PER COMMON SHARE	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	293,910,526	389,948,988

The accompanying notes are an integral part of these financial statements.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
			Period from
			April 27, 2005
	Year Ended	Year Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(347,116)	$(33,421)	$(481,353)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation			9,546
Non cash compensation and services related to stock issuances	23,146		23,146
Increase (decrease) in accounts payable	24,349	(19,285)	29,353
Increase in accrued compensation and interest	124,013	-	124,013
Net cash provided (used) by operating activities	(175,608)	(52,706)	(295,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(9,547)
Net cash provided (used) by investing activities	-	-	(9,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	95,000	-	95,000
Proceeds from sales of common stock	80,000	-	105,258
Contribution of capital	20,003	52,589	123,992
Net cash provided by financing activities	195,003	52,589	324,250
Change in cash	19,395	(117)	19,408
Cash, beginning of period	13	130	-

Cash, end of period	$19,408	$13	$19,408

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,382	$88	$3,836
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' DEFICIT

					Deficit
					accumulated
				Additional	during the	Total
	Common stock			Paid in	development	stockholders’
	Shares	Amount		Capital	stage	deficit
		$		$	$	$
Balance at inception (April 27, 2005)	-		-	-	-	-

Issuance of shares for cash at $0.00001 per share	360,000,000		3,600	(3,300)	-	300
Contribution of capital				15,500		15,500
Net loss for the period April 27, 2005 to May 31, 2005	-		-	-	(216)	(216)
Balance, May 31, 2005	360,000,000		3,600	12,200	(216)	15,584
Issuance of shares for cash at $0.01 per share	29,948,988		300	24,658		24,958
Contribution of capital				8,800		8,800
Net loss for the year ended May 31, 2006	-		-	-	(43,014)	(43,014)
Balance, May 31, 2006	389,948,988		3,900	45,658	(43,230)	6,328
Contribution of capital				18,000		18,000

Net loss for the year ended May 31, 2007	-		-	-	(22,569)	(22,569)
Balance, May 31, 2007	389,948,988		3,900	63,658	-65,799	1,759
Contribution of capital				9,100		9,100
Net loss for year ended May 31, 2008	-		-	-	(35,017)	(35,017)
Balance at May 31, 2008	389,948,988		3,900	72,758	-100,816	(24,158))
Contribution of capital				52,588		52,588
Net loss for the year ended May 31, 2009	-		-	-	(33,421)	(33,421)

Balance at May 31, 2009	389,948,988		$3,900	$125,346	$(134,237)	$(4,991)
Retirement and cancellation of shares	(300,000,000)		(3,000)	3,000		-
Contribution of capital				20,003		20,003
Shares issued to officers and directors for services	137,000,000		1,370	8,335		9,705
Shares issued to consultants for services	28,000,000		280	46,388		46,668
Common stock issued for cash	4,000,000		40	79,960		80,000
Net loss for the year ended May 31, 2010					(347,116)	(347,116)

Balances, May 31, 2010	258,948,988		$2,590	$283,032	$(481,353)	$(195,731)

The accompanying notes are an integral part of these financial statements

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010 AND 2009

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

    Effective January 6, 2010, the Company changed its name from ESE Corp. to Renaissance BioEnergy Inc.  On January 19, 2010, the Company authorized a 12 to 1 forward stock split of its common stock.  All references to common stock in these financial statements give retroactive effect to this stock split.

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

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

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

At May 31, 2010 and 2009, the Company was not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments

    The Company's financial instruments as defined by Statement of Financial Accounting Standards Board ("FASB") ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2010 and 2009.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

FASB ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.   FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

    Level 1.  Observable inputs such as quoted prices in active markets for identical assets orliabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

    Level 2. Inputs from other than quoted prices in active markets, that are observable eitherdirectly or indirectly. The Company has no Level 2 assets or liabilities; and

    Level 3.  Unobservable inputs in which there is little of no market data, which require thereporting entity to develop its own assumptions. The Company’s Level 3 assets consist ofsecurities in privately held companies; the Company has no Level 3 liabilities.

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

    At May 31, 2010 and 2009, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $146,600 and $45,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at May 31, 2010 and 2009.  The significant components of the deferred tax asset at May 31, 2010 and 2009 were as follows:

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

	May 31, 2010	May 31, 2009
Net operating loss carryforward	$481,353	$134,237

Deferred tax asset	$163,600	$45,600
Deferred tax asset valuation allowance	$(163,600)	$(45,600)

    At May 31, 2010 and  2009, the Company had estimated net operating loss carryforwards of approximately $481,300 and $134,200, respectively, which expire in the years 2026 through 2030.  The approximate net change in valuation allowance between May 31, 2009 and May 31, 2010 is $118,000.

    The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $158,000 at December 7, 2009,  that could be lost due to the change in control on that date.

Net Loss Per Share

    The Company has adopted ASC 260, Earnings Per Share, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same at the reporting dates, as there were no common stock equivalents outstanding

Reclassifications

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

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

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

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

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

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

Going Concern

    As shown in the accompanying financial statements, the Company incurred a net loss for the period ending May 31, 2010, has no revenues, and has an accumulated deficit of $421,649 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company anticipates it will require an estimated $6,000,000 to acquire or build a processing facility, continue operations and increase development through the next fiscal year.  Management is seeking additional capital from new equity securities offerings that, if successful, will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

NOTE 3 - CHANGE OF CONTROL AND BUSINESS

    On December 6, 2009, the two individuals who controlled 360,000,000 post-split (30,000,000 pre-split) shares, representing approximately 92% of the then issued and outstanding shares of the Company's common stock, sold their shares to an unrelated entity.  On January 5, 2010, the new principal shareholder retired 300,000,000 post-split (25,000,000 pre-split) shares.

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

NOTE 4 - DEFERRED EXPENSES

    Deferred expenses consists of the unamortized value of common stock issued to consultants for future services, amortized over one year from February 2010.  An analysis of deferred expenses follows:

	Amount		Unamortized
	Deferred	Amortized	Balance
Consultants	$46,667	$13,201	$33,466

F-12

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

NOTE 5 – DEPOSIT

    In connection with the proposed acquisition of the aforementioned ethanol processing plant located in the state of Ohio, we have made a non-refundable deposit of $50,000 to be applied to the total purchase price of $4,000,000 for this facility.  The purchase contract has expired and we have fully reserved this deposit.

NOTE 6– CONVERTIBLE NOTES PAYABLE

    On February 1, 2010, we borrowed $50,000 from our principal officer/director which was due and payable January 1, 2012, together with accrued interest of 12% per year. On February 25, 2010, we borrowed an additional $15,000  from our principal officer/director which was due April 25, 2010 together with accrued interest of 30% per year.  At the option of the Company, both notes were convertible into common stock at $0.02 per share, in whole or in part.  During April and May, 2010, the officer/director advanced an additional $10,000 to the Company for working capital for a total indebtedness amounting to $75,000.

    On May 25, 2010, we exchanged the two aforementioned notes and, combined with the May 2010 cash advances, replaced them with a note payable to the officer/director for $88,635.  The principal balance of the new note is comprised of the sum of the aformentioned cash advances ($75,000), original issue discount ($7,500) and, unspecified loan fees and costs incurred by the lender ($6,135).

    On May 25, 2010, we issued a note to another officer in exchange for cash of $10,000, and on May 26, 2010 we issued a note to an individual in exchange for additional cash of $10,000.  The principal balances of each of these notes are $11,818, which includes, in addition to the aforementioned cash advances, original issue discount  of $1,000 and unspecified loan fees and costs incurred by the lender of $818.

    The above notes bear interest at 10% per annum and are due, together with accrued interest, on May 30, 2011, unless paid earlier at the option of the Company, but not without giving prior notice to the lender.  At the option of the lender, the notes are convertible into common stock of the Company, at the rate of $0.02 per share, in whole or in part, at any time prior to their repayment.  A summary of these notes, less related discounts are shown below:

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

Lender	Face Amount of Note	Less: Unamortized OID and Fees	Net
Officer/Director	$88,635	$13,446	$75,189
Officer	11,818	1,793	10,025
Investor	11,818	1,792	10,026

Total	$112,271	$17,031	$95,240

NOTE 7– CAPITAL STOCK

Preferred Stock

    We are authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001.  As of May 31, 2010, we have not issued any preferred stock.

Common Stock

    On December 14, 2009 we amended our Articles of Incorporation and increased our authorized shares from 100,000,000 to 250,000,000 shares of common stock, $0.00001 par value per share.

    On January 19, 2010, we authorized a 12 for 1 forward split of our common stock, which became effective March 9, 2010.  The stock split was accomplished by issuing additional shares to existing shareholders and adjusting the common stock accounts for the par value of the additional shares issued.  Authorized shares of  $0.00001 par value common stock increased from 250,000,000 to 3,000,000,000 shares;  issued and outstanding shares on the effective date increased from 21,245,753 to 254,948,988 shares.

    All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

    The accompanying financial statements give retroactive effect to this stock split for all periods presented.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

    On January 5, 2010, subsequent to the aforementioned change of control whereby an unrelated entity acquired 360,000,000 (30,000,000 pre-split) shares of our common stock,  and immediately retired for cancellation, 300,000,000 (25,000,000 pre-split) shares.  The accompanying financial statements give retroactive effect to the aforementioned name change and stock split for all periods presented.

    In its initial capitalization on May 31, 2005, the Company issued to officers 360,000,000 shares of common stock for $300 cash. During the year ended May 31, 2006, the Company sold 29,948,988 shares of common stock for $24,958 cash.

    There were no shares issued in the years ending May 31, 2007, 2008 and 2009.

    On January 5, 2010, the principal stockholder of the Company retired for cancellation 300,000,000 of the 360,000,000 shares acquired in December 2009.  The associated par value of the retired shares was transferred to Additional Paid In Capital

    On February 17, 2010, our four officers and/or directors, were issued an aggregate of 137,000,000 common shares valued at $9,704.  The value of the shares were accounted for as cash compensation due them.  Since there was no effective market for the shares during that period, they were valued, at the price paid in December 2009 by the major shareholder for the controlling interest in the Company.

    On February 17, 2010, the Company issued to three consultants, an aggregate of 28,000,000 shares of its common stock for services to be rendered over the next twelve months.  The shares vest on a monthly basis over one year from February 2010.  The agreements to provide services were negotiated  during December 2009 and January 2010 and, since there was no effective market for the shares during that period, they were valued, in addition to cash compensation to be paid to them, at the fair market value of the services to be rendered, which amounted to $46,667 for the three consultants.

    During the year ended May 31, 2010, a former shareholder contributed an additional $20,004 of capital to the Company.

    On April 26, 2010, we issued to a group of individual investors, 4,000,000 shares of our common stock for $80,000 in cash received during December 2009 through March 2010, pursuant to a private placement memorandum and stock subscription agreement.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS (continued)
MAY 31, 2010 AND 2009

NOTE 8 – SUBSEQUENT EVENTS

    On June 1, 2010, we borrowed $25,000 under a convertible note to an individual.  The principal balance due includes original issue discount of $2,500 and costs and fees of $2,045 for an aggregate principal amount due of $29,545.  All other terms and conditions of this note are the same as the convertible notes issued in May 2010.

.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to May 31, 2010, included in this report have been audited by BehlerMick, P.S. (formerly known as Williams & Webster, P.S.) Certified Public Accountants, 601 West Riverside Avenue, Suite 430, Spokane, Washington 99201, as set forth in this annual report.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of May 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  Fundamental elements of an effective control environment were missing as of May 31, 2010, including independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Segregation of duties.  Due to the size of the Company, it was not possible to ensure adequate segregation of duties between incompatible functions, and management has not established or implemented monitoring procedures to mitigate this risk. Due to a lack of personnel, it was not possible to ensure that both routine and non-routine financial information was adequately analyzed and reviewed on a timely basis to detect misstatements.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of May 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting during the year ended May 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART II.

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

The name, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

Scott Pummill	39	Principal executive officer, and a member of the Board of Directors

David Arthun	33	Treasurer and Chairman of the Board of Directors

Jeff Wolin	52	Secretary and a member of the Board of Directors

Samuel Gulko	78	Principal financial officer and principal accounting officer

Background of officers and directors

Scott Pummill:  Mr. Pummill has served as a Director and CEO of the company since December 12, 2009.  He served as CEO and director for Greenbelt Resources from April 2008 through September 2009.  He is a current member of the board of directors of Renewed World Energies.  Mr. Pummill has been involved with fundraising, contract negotiations & government relations for BioFuels projects and has consulted with international and domestic clients in the development and technology selection of their plants and operations.  Mr. Pummill has previously worked for UBS/PaineWebber and Motorola Ltd., South Korea.  Mr. Pummill holds a B.A. from Bowling Green University and Wright State University.  Mr. Pummill's experience and knowledge in the field of renewable energy resources uniquely qualifies him to be a director of our Company.  In addition, Mr. Pummill brings to our Board extensive executive management experience, along with particular strengths with respect to leadership skills, management skills, financial skills, and international business skills.  His previous experience, qualifications, attributes and  business skills were considered when he was appointed an officer and director and were the primary factors in so appointing him as an officer and  director.

David Arthun: Mr. Arthun has been President and Owner of Arthun Painting, Inc., a commercial paint contracting business since 2007.  Arthun Painting Inc. is the largest painting company in Alaska, specializing in public works projects (schools, hospitals, and military projects).  From 1999 until 2007, Sherwin Williams Paint Company employed Mr. Arthun where he served as an Operations Manager, Market Manager, Architectural Sales Representative.   Mr. Arthun is also the Owner and President of Point North Investments LLC, an investment firm that focuses in Real Estate and Alternative Energy Projects.   Mr. Arthun is a graduate of the University of Montana with a degree in Business with an emphasis in marketing.  Mr. Arthun brings to our Board extensive senior management experience, along with particular strengths with respect to leadership skills and management skills.  .  His previous experience, qualifications, attributes and  business skills were considered when he was appointed an officer and director and were the primary factors in so appointing him as an officer and  director.

Jeff Wolin: Mr.Wolin has been the President of Brighton Capital, Ltd., a boutique investment banking firm representing parties in mergers and acquisitions, public and private placements, convertible preferred/debt offerings, senior debt offerings and related services since 1997.  Mr. Wolin is a member of the board of directors of Blackbird Petroleum Corp. From 1994 until 1997, Mr. Wolin was a consultant to public companies in connection with mergers and acquisitions and financings. Previously, Mr. Wolin was a practicing corporate attorney with prominent firms in Los Angeles and Philadelphia.  Mr. Wolin is a graduate of the Columbia University with a degree in Biomedical and Chemical Engineering and a graduate of the University of Miami School of Law.  Mr. Wolin brings to our Board extensive experience in management consulting and investment banking, with particular strengths with respect to management skills, financial skills and corporate governance skills. .  His previous experience, qualifications, attributes and  business skills were considered when he was appointed an officer and director and were the primary factors in so appointing him as an officer and  director.

Samuel Gulko:From January 1966 to March 1987, Mr. Gulko served as a partner in the audit practice of Ernst and Young LLP.  Since March 1987 Mr. Gulko has been self-employed as a Certified Public Accountant and as a tax and business consultant, as well as the part-time chief financial officer of several privately owned companies.  From July 1996 to August 2002, Mr. Gulko served on the Board of Directors and functioned as the Chief Financial Officer, Vice President of Finance, Secretary and Treasurer of Neotherapeutics, Inc., now known as Spectrum Pharmaceuticals, Inc.  Spectrum Pharmaceuticals, Inc. is traded on the NASDAQ Global Market under the symbol “SPPI.” Since October 2004 Mr. Gulko has been a member of the board of directors of Smith Micro Software, Inc., a communications software company.  Smith Micro Software, Inc. is traded on the NASDAQ Global Market under the symbol “SMSI.”  Mr. Gulko continues to provide tax and consulting services on a part-time basis to a limited number of clients.  Mr. Gulko obtained his B.S. degree in Accounting from the University of Southern California in 1958.  His previous experience, qualifications, attributes and  business skills were considered when he was appointed an officer and were the primary factors in so appointing him as an officer.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Renaissance Bioenergy, Inc.

During the past ten years, none of our officers and directors have been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities; associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Significant Employees

We do not expect any person who is not an executive officer to make a significant contribution to our business.

Conflicts of Interest

Our officers and directors will not and do not anticipate having any interests that will compete with our interests.

Audit Committee and Charter

Our audit committee functions are performed by all of the members of our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engaged by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Executive Officer Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Scott Pummill,	2010	70,565	0	3,046	0	0	0	0	73,611
Chief Executive Officer	2009	0	0	0	0	0	0	0	0
(1)	2008	0	0	0	0	0	0	0	0

Jeff Wolin, Secretary (2)	2010	22,581	0	3,046	0	0	0	0	25,627
	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

David Arthun,	2010	23,226	0	3,046	0	0	0	0	26,272
Treasurer (3)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Samuel Gulko, Chief	2010	20,000	0	567	0	0	0	0	20,567
Financial Officer (4)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Christopher Armstrong	2009	0	0	0	0	0	0	0	0
President, CFO,	2008	0	0	0	0	0	0	0	0
Treasurer
(Resigned 12/09) (5)

Robin Long	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
(Resigned 12/09) (5)

(1)	Mr. Pummill's salary includes $43,019 which is accrued and unpaid as of May 31, 2010. In February 2010, Mr. Pummill was awarded 43,000,000 shares of common stock for his services.
(2)	Mr. Wolin's salary includes $20,180 which is accrued and unpaid as of May 31, 2010. In February 2010, Mr. Wolin was awarded 43,000,000 shares of common stock for his services.
(3)	Mr. Arthun's salary is all accrued and unpaid as of May 31, 2010. In February 2010, Mr. Arthun was awarded 43,000,000 shares of common stock for his services.
(4)	Mr. Gulko's salary is all accrued and unpaid as of May 31, 2010. In February 2010, Mr. Gulko was awarded 8,000,000 shares of common stock for his services.
(5)
Mr.  Christopher M. Armstrong served as our principal executive officer, treasurer, chief financial officer and principal accounting officer.  Ms. Robin N. Long served as our corporate secretary.  Both officers served without compensation until their resignation in  December 2009.

The following table sets forth the compensation paid by us to each of our directors during the fiscal year ended May 31, 2010. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation Table
	Fees
	Earned				Nonqualified
	Or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a) (3)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David Arthun (1)	6,000	0	0	0	0	0	6,000

Scott Pummill (2)	0	0	0	0	0	0

Jeff Wolin (1)	6,000	0	0	0	0	0	6,000

(1)	Mssrs. Arthun and Wolin are each compensated at the rate of $1,000 per month, commencing December 2009. All such compensation is accrued and unpaid as of May 31, 2010.
(2)	Mr. Pummill serves as a director without compensation.
(3)	Christopher M. Armstrong and Robin N. Long served as directors without compensation through December 2009, their date of retirement.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Employment Agreements

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as is profitable to do so.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

Except for Scott Pummill, our Chief Executive Officer who serves as a director without compensation, each of our directors is compensated at the rate of $1,000 per month.  No additional compensation is paid for committee participation or special projects.  All compensation earned by our directors through May 31, 2010 was accrued and unpaid.

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
		Amount and Nature
	Name of Direct	of Direct Beneficial	Percent of
Title of Class	Beneficial Owner	Ownership	Class

Common Stock	David Arthun	103,000,000 [1]	39.78%

Common Stock	Samuel Gulko	8,000,000	3.09%

Common Stock	Scott Pummill	43,000,000	16.61%

Common Stock	Jeff Wolin	43,000,000 (2)	16.61%

All Officers and Directors as a group (4 individuals)	197,000,000	76.08%

[1]	Mr. Arthun's shares are held in the name of Point North Investments, LLC a family limited partnership.

[2]	Mr. Wolin's shares are held in the name of Brighton Capital, Ltd a wholly owned corporation.

Future Sales of Shares

A total of 258,948,988 shares of common stock are issued and outstanding, all of which are restricted securities as defined in Rule 144 of the Securities Act of 1933.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 27, 2005, we issued 240,000,000 (20,000,000 pre-split) restricted shares of common stock to our president, Mr. Armstrong, in consideration of $200 and on the same date issued 120,000,000 (10,000,000 pre-split) restricted shares of common stock to our secretary, Ms. Long in consideration of $100. The shares were issued pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. Mr. Armstrong and Ms. Long were furnished with all of the information which is contained in a registration statement and are sophisticated investors. No commission was paid to anyone in connection with the sale of shares to Mr. Armstrong and Ms. Long.

We have no promoters other than Mr. Armstrong and Ms. Long, our officers and directors. Other than as described in the Executive Compensation of this report, our promoters have not and will not receive anything of value from us.

Mr. Armstrong gave $2,500 for our operations in May 2005. Ms. Long gave us $44,900 for our operations between May 2005 and January 2007. There is no written document evidencing the foregoing contributions. These transactions were accounted for as additional paid in capital and there is no plan to repay these contributions.  In addition, during the fiscal years ended May 31, 2008, 2009 and 2010, additional capital was annually contributed by Mr. Armstrong and/or Ms. Long in the amounts of $9,100, $52,588 and $20,003, respectively.

Mr. Armstrong and Ms. Long terminated their positions with the Company in December 2009 when their stock was purchased by Point North Investments, LLC.

In February 2010 we issued as officers compensation,  43 million shares each to our Chief Executive Officer, Scott Pummill, our Treasurer, David Arthun and our Corporate Secretary, Jeff Wolin; we also issued 8 million shares to our Chief Financial Officer, Samuel Gulko.  Since no active market existed by which a valuation could be determined, all shares were valued by the Board of Directors at the aggregate amount of $9,704, the December 2009 purchase price for the majority interest in the Company by Mr. Arthun's controlled limited partnership, Point North Investments, LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$26,926	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants
2009	$22,080	BehlerMick PS(formerly Williams & Webster, P.S.), Certified Public Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-0-	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants
2009	$-0-	BehlerMick PS(formerly Williams & Webster, P.S.), Certified Public Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-0-	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants
2009	$-0-	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$-0-	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants
2009	$-0-	BehlerMick PS(formely Williams & Webster, P.S.), Certified Public Accountants

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-20-07	3.1
3.2	Bylaws.	SB-2	03-20-07	3.2
4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1
10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1
10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2
10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2
10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3
10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3
14.1	Code of Ethics.	10-K	08-29-08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-K	08-29-08	99.1
99.2	Disclosure Committee Charter.	10-K	08-29-08	99.2

 27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of September, 2010.

RENAISSANCE BIOENERGY INC.

BY:	SCOTT PUMMILL
Scott Pummill, President, Chief Executive Officer, Principal Executive Officer, and a member of the Board of Directors

BY:	SAMUEL GULKO
Samuel Gulko, Chief Financial Officer and Principal Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

SCOTT PUMMILL	President, Chief Executive Officer,	September 13, 2010
Scott Pummill	Principal Executive Officer, and a
Member of the Board of Directors

SAMUEL GULKO	Chief Financial Officer and	September 13, 2010
Samuel Gulko	Principal Financial Officer

DAVID ARTHUN	Treasurer and Chairman of the Board of Directors	September 13, 2010
David Arthun

JEFF WOLIN	Secretary and a member of the Board of Directors	September 13, 2010
Jeff Wolin

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-20-07	3.1
3.2	Bylaws.	SB-2	03-20-07	3.2
4.1	Specimen Stock Certificate.	SB-2	03-20-07	4.1
10.1	Commercial Lease Agreement	SB-2	09-06-05	10.1
10.2	Lease of Business Premises Agreement	SB-2/A-2	03-30-06	10.2
10.3	Lease of Business Premises Agreement	SB-2/A-3	07-14-06	10.2
10.4	Lease of Business Premises Agreement	SB-2/A-4	09-01-06	10.3
10.5	Lease of Business Premises Agreement	SB-2/A-5	12-20-06	10.3
14.1	Code of Ethics.	10-K	08-29-08	14.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer.				X
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer.				X
99.1	Audit Committee Charter.	10-K	08-29-08	99.1
99.2	Disclosure Committee Charter.	10-K	08-29-08	99.2