Form 10-Q
period 2010-08-31
Renaissance BioEnergy Inc.
filed 2010-10-15
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-53435

RENAISSANCE BIOENERGY INC.
(Formerly, ESE Corp.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

36101 Bob Hope Dr., Suite E5-238
Rancho Mirage, California   92270
(Address of principal executive offices, including zip code.)

888-717-2221
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 254,948,988 as of October 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
BALANCE SHEETS

	August 31,
	2010	May 31,
	(unaudited)	2010
ASSETS

CURRENT ASSETS
Cash	$3,373	$19,408
Deferred Expenses	21,798	33,466
Total Current Assets	25,171	52,874

OTHER ASSET - Deposit	-	-

TOTAL ASSETS	$25,171	$52,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable	$20,040	$29,352
Accrued Interest Payable	6,687	3,142
Accrued Officers and Directors Compensation	194,871	120,871
Advance from Officer/Director	6,000	-
Convertible Notes Payable, including $89,352 to officers, net	125,693	95,240
Total Current Liabilities	353,291	248,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 3,000,000,000 shares
authorized, 254,948,988 shares issued and outstanding at
August 31, 2010 and May 31, 2010	2,590	2,590
Additional Paid in Capital	283,032	283,032
Deficit accumulated during the development stage	(613,742)	(481,353)
Total Stockholders’ Equity	(328,120)	(195,731)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,171	$52,874

See the accompanying condensed notes to the interim financial statements.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
Statements of Operations

					Period from
		Three Months		Three Months	April 27, 2005
		Ended		Ended	(Inception) to
		August 31,		August 31,	August 31,
		2010		2009	2010
REVENUES		$-		$-	$-

OPERATING EXPENSES
Legal & accounting		12,630		18,648	142,282
Financing fees		-		-	35,000
General & administrative		116,214		569	436,079
Total Operating Expenses		128,844		19,217	613,361

OTHER INCOME (EXPENSE)
Forgiveness of debt		-		-	7,000
Interest expense		(3,545)		-	(7,381)
Total Other Income (Expense)		(3,545)		-	(381)

NET LOSS FROM OPERATIONS		(132,389)		(19,217)	(613,742)

LOSS BEFORE TAXES		(132,389)		(19,217)	(613,742)

INCOME TAXES		-		-	-

NET LOSS		$(132,389)		$(19,217)	$(613,742)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
OUTSTANDING, BASIC AND DILUTED		258,948,988		389,948,988

See the accompanying condensed notes to the interim financial statements.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS

			Period from
			April 27, 2005
	Period Ended	Period Ended	(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(132,389)	$(19,217)	$(613,742)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation	-	-	9,546
Non cash compensation and services related to
stock issuances	-	-	23,146
Non cash debt issuance expenses	17,121		17,121
Increase (decrease) in accounts payable	(9,311)	3,680	20,042
Increase in accrued compensation and interest	77,544	-	201,557
Net cash provided (used) by operating activities	(47,035)	(15,537)	(342,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	-	(9,547)
Net cash provided (used) by investing activities	-	-	(9,547

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt and officer loans	31,000	-	126,000
Proceeds from sales of common stock	-	-	105,258
Contribution of capital	-	15,698	123,993
Net cash provided by financing activities	31,000	15,698	355,251

Change in cash	(16,035)	161	3,373

Cash, beginning of period	19,408	13	-
Cash, end of period	$3,373	$174	$3,373

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$3,836
Income taxes paid	$-	$-	$-

See accompanying condensed notes to the interim financial statements.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Renaissance Bioenergy, Inc. (the “Company”) was incorporated as ESE Corp. on April 27, 2005 under the laws of the State of Nevada.  The Company was originally organized to lease, purchase or construct retail locations for the purpose of selling coffee and related products. In December 2009, the principal shareholders sold their shares to an unrelated entity and the Company, under its new management, has adopted a new business plan that involves the acquisition of facilities for the purpose of processing selected liquid waste products into ethanol.

Effective January 6, 2010, the Company changed its name from ESE Corp. to Renaissance BioEnergy Inc.

The Company is a development stage company and is concentrating substantially all of its efforts in raising capital and implementing its business plan.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended May 31, 2010, which was filed with the SEC on September 13, 2010. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

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
AUGUST 31, 2010 AND 2009

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

At August 31, 2010 and 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The Company’s financial instruments as defined by Statement of Financial Accounting Standards Board (“FASB”) ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2010.

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
AUGUST 31, 2010 AND 2009

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company’s Level 3 assets consist of securities in privately held companies; the Company has no Level 3 liabilities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended August 31, 2010.

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

At August 31, 2010 and May 31, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $208,700 and $163,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at August 31, 2010 and May 31, 2010.  The significant components of the deferred tax asset at August 31, 2010 and May 31, 2010 were as follows:

	August 31, 2010	May 31, 2010
Net operating loss carryforward	$613,742	$481,353

Deferred tax asset	$208,700	$163,600
Deferred tax asset valuation allowance	$(208,700)	$(163,600)

At August 31, 2010 and May 31, 2010, the Company has estimated net operating loss carryforwards of approximately $613,700 and $481,300, respectively, which expire in the years 2025 to 2030.  The approximate net change in valuation allowance between May 31, 2010 and August 31, 2010 is $45,100.

The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $158,200 at November 30, 2009, that could be lost due to the December 2009 change in control.

Net Loss Per Share
The Company has adopted ASC 260, Earnings Per Share, which provides for calculation of “basic” and “diluted” earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

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

Going Concern
As shown in the accompanying financial statements, the Company incurred a net loss for the period ending August 31, 2010, has no revenues, and has an accumulated deficit of $613,742 since the inception of the Company. These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company anticipates it will require an estimated $6,000,000 to acquire or build a processing facility, continue operations and increase development through the next fiscal year. Management is seeking additional capital from new equity securities offerings that, if successful, will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.

NOTE 3 - DEFERRED EXPENSES

Deferred expenses consists of the unamortized value of common stock issued to consultants for future services, amortized over one year from February 2010.  An analysis of deferred expenses follows:
	Amount		Unamortized
	Deferred	Amortized	Balance
Consultants	$46,666	$24,868	$21,798

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

On May 25, 2010, we exchanged the two aforementioned notes and, combined with the May 2010 cash advances, replaced them with a note payable to the officer/director for $88,635.  The principal balance of the new note is comprised of the sum of the aforementioned cash advances ($75,000), original issue discount ($7,500) and, unspecified loan fees and costs incurred by the lender ($6,135).

RENAISSANCE BIOENERGY INC.
(A Development Stage Enterprise)
CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS
AUGUST 31, 2010 AND 2009

On May 25, 2010, we issued a note to another officer in exchange for cash of $10,000, and on May 26, 2010 we issued a note to an individual in exchange for additional cash of $10,000, and on June 1, 2010 we issued a note to an individual in exchange for cash of $25,000.  The principal balances of each of the $10,000 notes are $11,818, which includes, in addition to the aforementioned cash advances, original issue discount of $1,000 and unspecified loan fees and costs incurred by the lender of $818.  The principal balance of the $25,000 note is $29,545 which includes original issue discount ($2,500) and, unspecified loan fees and costs incurred by the lender ($2,045).

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

		Less: Unamortized OID
Lender	Face Amount of Note	and Fees	Net
Officer/director	$88,635	$10,032	$78,603
Officer	11,818	1,339	10,479
Investor	11,818	1,344	10,474

Investor	29,545	3,409	26,136
Total	$141,816	$16,124	$125,692

NOTE 5 – CAPITAL STOCK

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

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our original business plan involved operating a chain of retail locations which we are no longer pursuing.  The lease of our first store was terminated and the related property and equipment has been abandoned.  In December 2009, control of our Company was acquired by another entity and, together with a new team of executive and management personnel who are in process of implementing a new business plan.  It is now our intent to acquire a facility to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   We also intend to recycle the packaging materials originally containing the liquid waste.  The implementation of our new business plan is dependent upon our raising approximately $6 million to purchase or construct a processing facility,  institute a marketing program to attract customers and provide working capital for operating personnel and related expenses until such time as profitable operations are achieved, if ever.  Since acquiring control of the Company through October 9, 2010, we have raised $80,000 from investors in a private placement of common stock and we have borrowed $126,000 from our officers and several investors

Should we achieve revenue producing operations, if we are unable to generate sufficient revenues, we may have to suspend or cease operations.  If we cease operations, we do not have any plans to do anything else.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin operations. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is from advances by our officers and investors.

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

Liquidity and Capital Resources

As of August 31, 2010, our total assets were $25,171 consisting of cash ($3,373) and deferred consulting expenses ($21,798).  Our total liabilities were $353,291.

Subsequent to the December 2009 change of control we have raised $80,000 in cash from investors who received 4,000,000 shares of common stock at $0.02 per share and have borrowed by the issue of convertible notes payable, $120,000 from officers and investors.  In addition, during August 2010, an officer has advanced $6,000 to us under unspecified terms.

If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue producing operations.

Results of Operations

Period from April 27, 2005 (inception) to August 31, 2010:

Since inception on April 27, 2005, we have not generated any revenues. Our expenses from inception through August 31, 2010 were $613,361, comprised of $142,282 for legal and accounting fees, $35,000 for financing fees, $436,079 for general and administrative expenses  and $7,381 for interest expense.  Offsetting these expenses was $7,000 for debt forgiveness.

Three Month Period Ending August 31, 2010 compared with 2009:

In the three month period from June 1, 2010 to August 31, 2010 our net loss from operations was $132,389 versus $19,217 for the three month period ended August 31, 2009, for an increase of $113,172.  These increases were the result of higher general and administrative expense, $115,645 and interest expense, $3,545.  The increase in general and administrative expenses was principally due to officer and director compensation, $82,500, fees paid to consultants, $17,667, travel $5,746 and amortization, $5,454.

Recent Accounting Pronouncements

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

ITEM 4.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of August 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  Fundamental elements of an effective control environment were missing as of August 31, 2010, including independent oversight and monitoring of financial reporting, financial reporting processes and procedures, and internal control procedures. At present, the Board of Directors is comprised entirely of individuals performing management functions. Because no Directors are independent, no Audit Committee has been established to which the Board could delegate its oversight responsibilities. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of August 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the period ended August 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. - OTHER INFORMATION

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2010.

RENAISSANCE BIOENERGY INC.
(the “Registrant”)

BY:	SCOTT PUMMILL
Scott Pummill
President and Principal Executive Officer

BY:	SAMUEL GULKO
Samuel Gulko
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002