Form 10-Q
period 2010-11-30
ASPA Gold Corp
filed 2011-01-24
CIK 1330023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53435

                          ASPA GOLD CORP.

(Formerly, Renaissance BioEnergy Inc.)

(Exact name of registrant as specified in its charter)

                                            NEVADA

(State or other jurisdiction of incorporation or organization)

36101 Bob Hope Dr., Suite E5-238

                                          Rancho Mirage, California 92270

(Address of principal executive offices, including zip code.)

                                           760-660-4804

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES [ X ]      NO [    ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,138,370 shares of common stock as of January 20, 2011.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2010	3

	Unaudited Statements of Operations for the three and six month periods ended November 30, 2010 and November 30, 2009 and the period from November 18, 2010 (inception) to November 30, 2010	4

	Unaudited Statements of Cash Flows for the six month periods ended November 30, 2010 and November 30, 2009 and the period from November 18, 2010 (inception) to November 30, 2010	5

	Condensed Notes to Interim Financial Statements	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	16

ITEM 4	Controls and Procedures	16

PART II	OTHER INFORMATION	16

ITEM 1A	Risk Factors	16

ITEM 6	Exhibits	17

INDEX TO EXHIBITS		17

SIGNATURES		18

ITEM 1.        FINANCIAL STATEMENTS

ASPA Gold Corp. fka Renaissance BioEnergy Inc. An Exploration Stage Enterprise) BALANCE SHEETS
	November 30, 2010 (unaudited)	May 31, 2010
ASSETS
CURRENT ASSETS
Cash	$ 1,227	$ 19,408
Deferred expenses, principally deferred compensation	60,132	33,466
Total Current Assets	61,359	52,874

OTHER ASSETS
Deferred compensation	50,000	-
Total Other Assets	50,000	-

TOTAL ASSETS	$ 111,359	$ 52,874
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 21,772	$ 29,352
Accrued interest payable	5,189	3,142
Accrued officers and directors compensation	-	120,871
Advance from officer/director	11,500	-
Line of credit, related party	2,000	-
Note payable, including $92,945 to officers, net	131,146	95,240
Total Current Liabilities	171,607	248,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 3,000,000,000 shares authorized,
283,948,988 and 258,948,888 shares issued and outstanding, respectively	2,840	2,590
Common stock to be issued	1,035,878	-
Additional paid in capital	532,781	283,032
Deficit accumulated prior to exploration stage	(723,240)	(481,353)
Deficit accumulated during the exploration stage	(908,507)	-
Total Stockholders' Equity (Deficit)	(60,248)	(195,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 111,359	$ 52,874

See accompanying condensed notes to the interim financial statements.

ASPA Gold Corp. fka Renaissance BioEnergy Inc. (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS (unaudited)
					November 18, 2010
	Three Months Ended		Six Months Ended		(Inception) to
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010

REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Impairment of mineral property costs	1,181,000	-	1,181,000	-	1,181,000
Compensation expense	2,000	-	2,000		2,000
Total Operating Expenses	1,183,000	-	1,183,000	-	1,183,000

OTHER INCOME (EXPENSE)
Interest expense	(2,878)	-	(2,878)		(2,878)
Cancellation of accrued officers' salaries	277,371	-	277,371		277,371
Total Other Income (Expense)	274,493	-	274,493		274,493

LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES	(908,507)	-	(908,507)	-	(908,507)

INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(908,507)	-	(908,507)	-	(908,507)

DISCONTINUED OPERATIONS:
Loss from operation of discontinued activities
from the period from April 27, 2005 (inception)
to November 18, 2010	(113,042)	(4,791)	(241,887)	(24,008)	-

NET LOSS	$ (1,021,549)	$ (4,791)	$ (1,150,394)	$ (24,008)	$ (908,507)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	268,379,052	389,948,988	264,041,223	389,948,988
.
See accompanying condensed notes to the interim financial statements

ASPA Gold Corp.
fka Renaissance BioEnergy Inc.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months	Six Months	November 18, 2010
	Ended	Ended	(Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$ (908,507)	$ (24,008)	$ (908,507)
Adjustments to reconcile net income (loss) to net cash			-
provided (used) by operating activities:
Impairment of mining claims and leases	1,181,000	-	1,181,000
Interest paid through issuance of common stock	2,878	-	2,878
Common stock issued for compensation	2,000	-	2,000
Decrease in accounts payable	(773)	-	(773)
Decrease in accrued compensation	(277,371)	-	(277,371)
Net cash used by continuing operating activities	(773)	(24,008)	(773)
Net cash provided (used) by discontinued operating activities	(57,908)	4,126	-
Net cash provided (used) by operating activities	(58,681)	(19,882)	(773)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Net borrowings on line of credit	2,000	-	2,000
Net cash provided by continuing financing activities	2,000	-	2,000
Net cash provided by discontinued financing	38,500	20,004	-
activities
Net cash provided by financing activities	40,500	20,004	2,000

Change in cash	(18,181)	122	1,227

Cash, beginning of period	19,408	13	-

Cash, end of period	$ 1,227	$ 135	$ 1,227

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES
Common stock issued for future compensation	$ 100,000	$ -	$100,000

See accompanying condensed notes to the interim financial statements.

ASPA Gold Corp

fka Renaissance BioEnergy Inc.

(An Exploration Stage Enterprise)

Condensed Notes to Unaudited Interim Financial Statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

ASPA Gold Corp. (the "Company") was incorporated as ESE Corp. on April 27, 2005 under the laws of the State of Nevada.  The Company was originally organized to lease, purchase or construct retail locations for the purpose of selling coffee and related products.  In December 2009, the Company adopted a different business plan that involved the acquisition of facilities for the purpose of processing selected liquid waste products into ethanol.  Effective January 6, 2010, the Company changed its name from ESE Corp. to Renaissance BioEnergy Inc.  In November 2010, Renaissance BioEnergy Inc changed its name to ASPA Gold Corp. and its business plan to gold exploration and development.

The Company is an exploration stage company and is concentrating substantially all of its efforts in acquiring interests in mining claims and leases for the Oatman Gold Project, located in Mohave County in the state of Arizona, and implementing its business plan to explore and develop its mining claims.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended May 31, 2010, which was filed with the SEC on September 13, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six-month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of ASPA Gold Corp. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

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

At November 30, 2010 and 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Development and Exploration Stage Activities

The Company has been in various development stages from its formation through November 18, 2010.  It was formerly engaged in establishing retail locations for the purpose of selling coffee and related products at drive-through establishments in North Carolina.  No locations were ever completed and no revenue from retail locations was realized.  Subsequently, the Company sought to raise capital for the purpose of acquiring or constructing a facility to process liquid waste into ethanol.  The plant was not acquired and the required funds to construct a plant could not be raised.

Beginning November 18, 2010, the Company entered an exploration stage when the Company decided to change its focus of operations and acquired interests in certain mining claims, as well as a mining and mineral lease of certain patented mining claims, which are referred to as “the Oatman Gold Project” located in Mohave County, Arizona.  The Company intends to develop the claims and will seek to extract precious metals, should they exist, based upon future exploration activities.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards Board ("FASB") ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2010.

FASB ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.   FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets, that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company’s Level 3 assets consist of securities in privately held companies.  The Company has no Level 3 liabilities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2010.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended November 30, 2010.

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

At November 30, 2010 and May 31, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $554,000 and $163,600, respectively, principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at November 30, 2010 and May 31, 2010.  The significant components of the deferred tax asset at November 30, 2010 and May 31, 2010 were as follows:

	November 30, 2010	May 31, 2010

Net operating loss carry forward	$__1,631,000	$ 481,353_

Deferred tax asset	$_554,000	$ 163,600_
Deferred tax asset valuation allowance	$(554,000)	$ (163,600)

At November 30, 2010 and May 31, 2010, the Company has estimated net operating loss carry- forwards of approximately $1,631,000 and $481,300, respectively, which expire in the years 2026-2030.  The approximate net change in valuation allowance between May 31, 2010 and November 30, 2010 is $390,400.

The Company has not yet determined what portion, if any, of the net operating losses available for carryforward, amounting to approximately $158,000 at November 30, 2009 that could be lost due to the December 2009 change in control and the operating losses available for carryforward, amounting to approximately $290,000 at November 30, 2010 that could be lost due to the November 2010 change in control.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the period ending November 30, 2010, has no revenues, and has an accumulated deficit of approximately $1,631,000 since the inception of the Company.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company has obtained a $1,000,000 unsecured working capital credit line from a related company, North American Gold & Minerals Fund, and will seek additional capital from new equity securities offerings that, if successful, will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.  Furthermore, there are no assurances that funds will be available to the Company from the aforementioned credit line inasmuch as the published financial statements of North American Gold & Minerals Fund do not reflect assets of sufficient quantity to meet the working capital needs of the Company.

Mineral Properties

Under US GAAP mineral property acquisition costs are ordinarily capitalized when incurred using FASB ASC Topic 805-20-55-37, Whether Mineral Rights are Tangible or Intangible Assets. The carrying costs are assessed for impairment under ASC Topic 360-36-10-35-20, Accounting for Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that the carrying costs may not be recoverable.

The Company also evaluates the carrying value of acquired mineral property rights in accordance with ASC Topic 930-360-35-1, Mining Assets: Impairment and Business Combinations, using the Value Beyond Proven and Probable (VBPP) method. The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

When the Company has capitalized mineral property costs, these properties will be periodically assessed for impairment of value. Once a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method.  Additionally the Company expenses as incurred all maintenance and exploration property costs.

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $1,181,000 for the period ended November 30, 2010.

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

During November 2010, the Company entered into four separate transactions, wherein it acquired undivided interests in mining claims and leases included in the Oatman Gold Project from a number of different sellers.   As a result of these four transactions, a total of 118,100,000 shares of the Company’s common stock were issued to the sellers who, subsequent to November 30, 2010, transferred these shares to North American Gold & Minerals Fund.  In connection with these acquisitions, North American Gold & Minerals Fund has entered into restricted stock agreements wherein it has agreed that, until November 30, 2012, it would not sell, alienate, pledge, assign, transfer, convey or in any way encumber its shares of the Company’s common stock.  From December 1, 2012 until November 30, 2014, North American Gold & Minerals Fund has agreed to limit sales of the Company’s common stock to no more than 2,000,000 shares during any consecutive period of 90 days.  Our new business plan involves gold exploration, development and mining.

Following the change in business focus, the Company’s financial statements reflect discontinued operations for the business expenses incurred prior to November 18, 2010.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On February 1, 2010, we borrowed $50,000 from our principal officer/director, which was due and payable January 1, 2012, together with accrued interest of 12% per year.  On February 25, 2010, we borrowed an additional $15,000 from our principal officer/director, which was due April 25, 2010, together with accrued interest of 30% per year.  At the option of the Company, both notes were convertible into common stock at $0.02 per share, in whole or in part.  During April and May, 2010, the officer/director advanced an additional $10,000 to the Company for working capital for a total indebtedness amounting to $75,000.  On May 25, 2010, we exchanged the aforementioned indebtedness for a note payable to the officer/director in the amount of $88,635.  The principal balance of the new note is comprised of the sum of the aforementioned notes and cash advances ($75,000), original issue discount ($7,500) and, unspecified loan fees and costs incurred by the lender ($6,135).

On May 25, 2010, we issued a note to another officer in exchange for cash of $10,000.  On May 26, 2010, we issued a note to an unrelated individual in exchange for additional cash of $10,000, and on June 1, 2010, we issued a note to another unrelated individual in exchange for cash of $25,000.  The principal balances of each of the $10,000 notes are $11,818, which includes, in addition to the aforementioned cash advances, original issue discount of $1,000 and unspecified loan fees and costs incurred by the lender of $818.  The principal balance of the $25,000 note is $29,545, which includes original issue discount ($2,500) and, unspecified loan fees and costs incurred by the lender ($2,045).

Under their original terms, the above notes bear interest at 10% per annum and are due, together with accrued interest, on May 30, 2011, unless paid earlier at the option of the Company, but not without giving prior notice to the lender.  At the option of the lender, the notes were convertible into common stock of the Company, at the rate of $0.02 per share, in whole or in part, at any time prior to their repayment.  A summary of these notes, less related discounts are shown below:

		Less: Unamortized OID and Fees
Lender	Face Amount of Note		Net
Officer/director	$ 88,635	$ 6,623	$ 82,012
Officer	11,818	885	10,933
Investor	11,818	890	10,928
Investor	29,545	2,272	27,273
Total	$ 141,816	$ 10,670	$ 131,146

Effective November 30, 2010, the note holders entered into amendments with the Company under which the notes are no longer convertible into common stock at a price of $0.02 per share.  Rather, the conversion price will be the same price as the Company may sell common stock in its first capital raise of at least $5,000,000 before the maturity of the notes.  In addition, the interest rate of these notes was reduced to 3% effective from the inception of the notes.  The two investor  note holders holding $41,363 in face amount of the notes, who are not affiliates of the Company, were compensated for amending their notes through the issuance of a total of 689,382 restricted shares of the Company’s common stock, valued at $2,878, which is the value of the interest forgone in the reducing the interest rates of the notes.

On November 30, 2010, four of the Company’s officers and directors cancelled a total of $277,371 of accrued compensation owed to them.  As a result, the accrued compensation obligations of the Company were eliminated.

On November 29, 2010, the Company entered into a 2-year employment and service agreement with Ronald Yadin Lowenthal, its new President and CEO.  Pursuant to this agreement, Mr. Lowenthal received, in lieu of his base compensation of $50,000 per year ($100,000 in total), 300,000 shares of our restricted common stock.  In addition, Mr. Lowenthal received 200,000 shares of restricted common stock as a "signing bonus", valued by the board of directors at $2,000.  The total amount, $102,000, for the 500,000 shares issued will be amortized over the 2-year period of his employment agreement, commencing December 1, 2010.

NOTE 5 – CANCELLATION OF ACCRUED COMPENSATION AND

                  EMPLOYMENT AGREEMENT

NOTE 6– CAPITAL STOCK

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock with a par value of $0.00001.  As of November 30, 2010, we have not issued any preferred stock.

Common Stock

On December 14, 2009, we amended our Articles of Incorporation and increased our authorized shares from 100,000,000 to 250,000,000 shares of common stock, $0.00001 par value per share.

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

Common stock to be issued consists of 94,289,382 shares of common stock under agreements executed and approved prior to November 30, 2010 by the Company's board of directors, but not yet issued to: (1) Acquire additional mining claims within the Oatman Gold Project, 93,100,000 shares, (2) modify convertible notes payable to non-affiliated investors, 689,382 shares and (3) our new Chief Executive Officer, Ronald Y. Lowenthal, 500,000 shares.

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

NOTE 7 – MINING CLAIM ACQUISITION AGREEMENTS; MINING AND MINERAL LEASE

On November 18, 2010, November 22, 2010, and November 26, 2010, the Company entered into three separate agreements with different sellers, under which the company acquired a 100% interest in 15 unpatented lode mining claims, and a 62.5% interest in 22 unpatented placer mining claims, located in Oatman, Mohave County, Arizona.  Pursuant to these agreements, the Company issued a total of 84,000,000 shares of its restricted common stock to various sellers.  The agreements require that the Company make minimum work expenditures of $100,000 per contract year.  The mining claims have been valued at the fair market value, $840,000 ($0.01 per share).

On November 30, 2010, the Company entered into a mining and mineral lease of 7 patented lode claims known as the Lexington claim group in Oatman, Arizona.  The lease has an initial term of 3 years and the Company may renew the lease for up to 3 additional terms of 3 years each, for a total lease term of up to 12 years.  The Company issued 34,100,000 shares of common stock, the expense for which is being amortized over the initial 3-year term of the lease, and agreed to pay minimum royalties of $200,000 per year during the term of the lease.  The leasehold interests have been valued the fair market value, $341,000 ($0.01 per share).

Costs of acquiring mineral properties are capitalized by project area upon purchases of the associated claims. When costs are capitalized, mineral properties are periodically assessed for impairment.  Cost to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production station stage, any related capitalized cost will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $1,181,000.

NOTE 8 – UNSECURED LINE OF CREDIT

On November 29, 2010, the Company entered into a 1 year unsecured line of credit with a related party, North American Gold & Minerals Fund, pursuant to which the Company can borrow up to $1,000,000 on a revolving basis.  The line of credit is non-interest bearing for the first-year, thereafter interest accrues at 3% per annum.  At November 30, 2010, a total of $2,000 was outstanding under this line of credit.  Based on published financial statements, there are no assurances that additional funds will be available to the Company from the aforementioned line of credit when required by the Company.

Mr. Ronald Y. Lowenthal became our Chief Executive Officer and President and a member of our Board of Directors effective November 29, 2010.  Mr. Lowenthal is also the Chief Executive Officer and director of North American Gold & Minerals Fund, a company that is process of acquiring a majority interest in our common stock and to whom we are obligated under a line of credit agreement.   In connection with these acquisitions, North American Gold & Minerals Fund has entered into restricted stock agreements wherein it has agreed that, until November 30, 2012, it would not sell, alienate, pledge, assign, transfer, convey or in any way encumber its shares of the Company’s common stock.  From December 1, 2012 until November 30, 2014, North American Gold & Minerals Fund has agreed to limit sales of the Company’s common stock to no more than 2,000,000 shares during any consecutive period of 90 days.

NOTE 9 – SUBSEQUENT EVENTS

On December 8, 2010, the Company entered into an agreement to acquire the remaining interest that it did not already own in the Oatman Gold Project, specifically a 37.5% undivided interest in 22 unpatented placer mining claims.  The Company issued a total of 24,400,000 shares to the sellers in this transaction, valued at $244,000 ($0.01 per share).

On December 8, 2010, certain present and former officers and directors of the Company agreed to cancel a total of 183,000,000 shares of common stock of the Company.  In addition, these individuals entered into restricted stock agreements wherein they agreed that, until November 30, 2012, they would not sell, alienate, pledge, assign, transfer, convey or in any way encumber any of their remaining shares (a total of 14,000,000 shares upon execution of the aforementioned agreement) of the Company’s common stock.  From December 1, 2012 until November 30, 2014, these four individuals have each agreed to limit his sales of the Company’s common stock to no more than 200,000 shares during any consecutive period of 90 days.  The actual cancellation of the shares occurred in January 2011.

On December 8, 2010, two consultants who had been issued an aggregate of 20,000,000 shares of common stock for their future consulting services valued at $33,335 agreed to surrender all of their stock for cancellation for no consideration.  The unamortized balance of their deferred consulting agreements, amounting to $7,236 was also cancelled. The actual cancellation of the shares occurred in January 2011.

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

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.  Our original business plan involved the operating a chain of retail locations and we leased our first store.  We did not commence retail operations and, instead, changed our plan of operation to acquire a facility to recycle liquids, such as soda, juices, beer, wine, spirits, syrups, and waste alcohol from pharmaceutical and industrial sources, which are destined for disposal, into ethanol.   This business plan was later abandoned and, in November, 2010, the Company determined to enter the gold exploration and development business, by acquiring interests in several mining claims and mineral leases in the state of Arizona, commonly known as the Oatman Gold Project.

Oatman Gold Project Property Description

The Oatman Gold Project (the  "Project") is comprised of approximately 3,600 acres of mining claims in one of Arizona's gold producing districts.  The Oatman Gold District is located in the southern portion of the Black Mountains, about 30 miles southwest of Kingman, Mohave County,  Arizona,  and approximately 100 miles southeast of Las Vegas, Nevada.  Access is via US Highway 66, which passes through the central  part of the  district.

Since the original discovery of gold was made in 1863, the Oatman Gold Mining District,  Mohave County, Arizona, has produced approximately 2.2 million ounces of gold and  approximately  .08 million ounces of silver from  approximately 3.8 million tons of ore.

The Oatman Gold Project includes the "Argo",  "King Midas" and "Lexington" Gold Mines.

     (1)     The "Argo Gold Mine" is located on the Tom Reed gold vein.  The first work done on the Tom Reed vein was in 1901 when the Gold Road Company sank the Tom Reed and Ben Harrison shafts to a depth of 100 feet.  The property was bonded in 1904 and a 20-stamp mill was  constructed  and some  developing  and stoping was  performed.  The Tom Reed Gold Mines Company purchased the company in 1906 and started producing in 1908.  Total yield from the Tom Reed property from 1908  through  1931 was reported at approximately  632,000 ounces of gold and gold equivalent.   Also, located on the Tom Reed gold vein was the Black Eagle ore body, which was developed to the 1,100 foot level.  On the 900-foot level, the Black  Eagle ore body was over 400 feet long and an  average of 7 feet wide.  The United Eastern Mine exploited a northwestern portion of the Tom Reed vein.  On the 465-foot level a crosscut went through 25 feet of ore with a grade of over one ounce  gold per ton.  The total  yield of the United Eastern Mine from 1917 to 1926 was reported at approximately at 719,000 ounces of gold and gold equivalent.

     (2)     The "King Midas Gold Mine" is located on the next  parallel vein south of the Tom Reed  vein.  The workings consist of a 310-foot shaft and several surface cuts on the  footwall of an outcrop of a  weathered, northwest southeast  striking rhyolitic dike.  Laterals are reported at the 100-foot, 200-foot and 200 foot levels, with several hundred feet of lateral  drifting from the shaft.  There is a second 300-foot shaft northwest of the first shaft, with levels at 60 feet,100 feet, 200 feet and 300 feet.  During the 1980's, Fischer-Watt Gold conducted a  drilling  campaign  in the  Oatman  area and a portion  of the Company’s central claim block is located within the drilled  ground.  A gold resource  was  reportedly defined  and  brought  into  limited production at the "King Midas Gold Mine" by Fischer-Watt Gold, but the mine was closed before it was brought into full production.

     (3)  The "Lexington  Gold  Mine" is a gold  deposit,  located  on  private property south of the "King Midas Gold Mine", and includes  approximately 90 acres of patented  mineral rights with almost a mile of a gold vein system comprised of three known ore bearing veins. Several of the Company’s  unpatented mining claims maybe located to the probable southeast  extensions of the mineralized vein structures  exploited at the  "Lexington    Gold    Mine"    Group.  Numerous    productive northwest-southeast veins, namely the Guilt Edge, Mitchell Golconda, Leland-Boundary Cone,  Gold Key,  Boer,  Arizona Tom Reed-Gold  Dust, Orion and  possibly  the Bell and Oatman  Queen-Tom Reed Jr. veins may converge at or near the Lexington Group of claims. This area of convergence, combined with its location between the large producing Gold Road and Tom Reed Mines and  central to the  district as a whole, may have a potential for the discovery of ore.

The Company’s  claims also cover several other gold mines including the "Big Johnnie Gold Mine",  "Lucky Boy Gold Mine",  "Pictured Rock Gold Mine" and the "Tom Reed Junior Gold Mine".

The Company’s claims also include the  "Oatman Southern  Gold  Mine", which may have  potential  as  a  possible   low-grade detachment  fault gold  deposit.  The southern claim block also includes 12 additional  gold  mines  which,  upon  sampling,  may  prove  to  be  exploration targets: "Adams", "Cone", "Esperanza",  "Green Quartz", "Lazy Boy", "Oatman Syndicate", "Paragon", "Peerless", "S. Arataba", "United Oatman", "United Range", and "Wrigley" Gold Mines.

The Oatman Mining District has historically been one of Arizona's best-known gold  mining  districts,  and was in continuous  production  from the early  1900's up until  1942,  when  President Roosevelt  closed the gold mines during World War II as  nonessential to the war effort.  In addition to the Oatman Gold Project, there are other  properties in the Oatman  Mining  District that have seen  gold  exploration  and development  activity.

Business Plan Risks

The Company’s business plan is prone to significant risks and uncertainties which could have an immediate impact on its efforts to generate a positive net cash flow and could deter the anticipated exploration and development of its mining interests. Historically, the Company has not generated sufficient cash flow to sustain operations and has had to rely on debt or equity financing to remain in business. Therefore, we cannot offer future expectations that any interests owned by the Company will be commercially developed or that its operations will be sufficient to generate the revenue required. Should we be unable to generate cash flow, the Company may be forced to seek additional debt or equity financing as alternatives to the cessation of operations. The success of such measures can in no way be assured.  Inherently, in the exploration of mineral properties, there are substantial risks which the Company may not be able to mitigate and could result in a cessation of operations.

Going Concern

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin operations.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is from the North American Gold & Minerals Fund Line of Credit.  However, based on published financial statements, North American Gold & Minerals Fund does not have sufficient cash to provide us with any funding.  Accordingly, we have no assurances that North American Gold & Minerals Fund will have the funds available to lend us at the time requested.

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

To become profitable and competitive, we have to explore our mining claims and, if economically feasible, develop and open a mine.  In the event that we are unable to sell ore or arrange for toll milling, we will also need to design and build a gold recovery facility.

Equity financing could result in additional dilution to existing shareholders.

As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

Liquidity and Capital Resources

As of November 30, 2010, our total assets were $111,359, including cash of $1,227.  Our total liabilities were $171,607.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 27, 2005 (original  inception) to November 18, 2010:

Since the Company’s original inception on April 27, 2005, we have not generated any revenues.  Our expenses from that inception through November 18, 2010 were $723,240 which are now deemed to be attributed to discontinued operations. As of November 18, 2010, the Company began a new exploration stage with the acquisition of mineral property interests.  The Company recognized a loss of $908,507 from its initial operations under the exploration stage as of November 30, 2010.

Three and Six Month Periods Ending November 30, 2010 compared with 2009:

In the three and six month periods ending November 30, 2010, the loss from continuing operations was $908,507. The Company’s most significant expense for its newly acquired mineral property rights was $1,181,000 during its initial month of operations.  This expense was offset by the cancellation of accrued compensation expense of $277,371. Since the Company’s exploration stage of operations began in November 2010, the six month financial information is substantially the same as the three month financial information. All other prior activities for 2010 and 2009 are accounted for as part of the Company’s discontinued operations

Recent Accounting Pronouncements

The Company has analyzed the Accounting Standards Updates that were issued after May 31, 2010 and have determined that none are anticipated to have a material impact on the Company’s financial position or results of operations.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended November 30, 2010.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of January, 2011.

RENAISSANCE BIOENERGY INC.

BY: /s/	RONALD YADIN LOWENTHAL RONALD YADIN LOWENTHAL
President and Principal Executive Officer and

BY: /s/	RONALD YADIN LOWENTHAL RONALD YADIN LOWENTHAL Chief Financial Officer and Principal Financial Officer