Form 10-Q
period 2011-02-28
ASPA Gold Corp
filed 2011-05-10
CIK 1330023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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
 YES [ X ]      NO [    ]
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,138,370 shares of common stock as of May 10, 2011.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
		Page

ITEM 1	FINANCIAL STATEMENTS	3

	Balance Sheets as of February 28, 2011 (unaudited) and May 31, 2010	3

	Unaudited Statements of Operations for the three and nine month periods ended February 28, 2011 and February 28, 2010 and the period from November 18, 2010 (inception) to February 28, 2011	4

	Unaudited Statements of Cash Flows for the nine month periods ended February 28, 2011 and February 28, 2010 and the period from November 18, 2010 (inception) to February 28, 2011	6

	Condensed Notes to Interim Financial Statements	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4	Controls and Procedures	22

PART II	OTHER INFORMATION	23

ITEM 1A	Risk Factors	23

ITEM 6	Exhibits	23

INDEX TO EXHIBITS		23

SIGNATURES		24

ITEM 1.        FINANCIAL STATEMENTS

ASPA Gold Corp. fka Renaissance BioEnergy Inc. An Exploration Stage Enterprise) BALANCE SHEETS
	February 28, 2011 (unaudited)	May 31, 2010
ASSETS
CURRENT ASSETS
Cash (bank overdraft)	$(116)	$19,408
Deferred expenses, principally deferred compensation	37,500	33,466
Total Current Assets	37,384	52,874

OTHER ASSETS
Deferred compensation	50,000	-
Total Other Assets	50,000	-

TOTAL ASSETS	$87,384	$52,874
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$37,265	$29,352
Mining work expenditures and royalties payable	75,000	-
Accrued interest payable	6,251	3,142
Accrued officers and directors compensation	-	120,871
Advance from officer/director	13,000	-
Line of credit, related party	5,000	-
Notes payable, net	136,600	95,240
Total Current Liabilities	273,116	248,605

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 3,000,000,000 shares authorized,
199,138,370 and 258,948,888 shares issued and outstanding, respectively	1,991	2,590
Common stock to be issued	102,000	-
Additional paid in capital	1,711,508	283,032
Deficit accumulated prior to exploration stage	(723,240)	(481,353)
Deficit accumulated during the exploration stage	(1,277,991)	-
Total Stockholders' Equity (Deficit)	(185,732)	(195,731)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$87,384	$52,874

See accompanying condensed notes to the interim financial statements.

ASPA Gold Corp. fka Renaissance BioEnergy, Inc. (An Exploration Stage Enterprise) STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended		Nine Months Ended		November 18, 2010 (Inception) to
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

	$-	$-	$-	$-	$-
REVENUES

OPERATING EXPENSES Royalties and work expenditure commitment	75,000		75,000		75,000
Impairment of mineral property costs	244,000	-	1,425,000	-	1,425,000
Compensation expense	12,500	-	14,500		14,500
General and administrative expense	37,671	-	37,671	-	37,671
Total Operating Expenses	369,171		1,552,171		1,552,171
OTHER INCOME (EXPENSE)
Interest expense	(313)	-	(3,191)		(3,191)
Cancellation of accrued officers' salaries	-	-	277,371		277,371
Total Other Income (Expense)	(313)	-	274,180		274,180

LOSS FROM CONTINUING OPERATIONS
BEFORE TAXES	(369,484)	-	(1,277,991)	-	(1,277,991)

INCOME TAXES	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(369,484)	-	(1,277,991)	-	(1,277,991)

DISCONTINUED OPERATIONS:
Loss from operation of discontinued activities
from the period from April 27, 2005 (inception)
to November 18, 2010	-	(139,505)	(241,887)	(163,513)	-

NET LOSS		$(369,484)		$(139,505)		$(1,519,878)		$(163,513)	$(1,277,991)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		199,138,370		275,718,222		336,913,275		326,345,449

See accompanying condensed notes to the interim financial statements
ASPA Gold Corp.
fka Renaissance BioEnergy Inc.
(An Exploration Stage Enterprise)
STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months	Nine Months	November 18, 2010
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,519,878)	$(163,513)	$(1,277,991)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Non cash issuances of common stock	1,427,877	-	1,243,898

Increase in accrued interest	3,109	-	3,109

Common stock issued for compensation	14,500	-	14,500
Non cash debt issuance expenses	49,826	-	49,826
Increase in accrued royalties and minimum mining expenditures	75,000	-	75,000
Decrease in accrued compensation	(120,871)		(120,871)
Increase in accounts payable	7,913	-	7,913

Net cash provided (used) by operating activities	(62,524)	-	(4,616)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
Net borrowings on line of credit	4,500	-	4,500
Net cash provided by discontinued financing activities	38,500	150,004	-
Net cash provided by financing activities	43,000	150,004	4,500

Change in cash	(19,524)	7,513	(116)

Cash, beginning of period	19,408	13	-

Cash, end of period (bank overdraft)	$(116)	$7,526	$(116)

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$550 -	$-
Income taxes paid	$-	$-	$-

NON-CASH ACTIVITIES
Common stock to be issued for future compensation	$102,000	$-	$102,000
See accompanying condensed notes to the interim financial statements.

ASPA Gold Corp

fka Renaissance BioEnergy, Inc.
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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended May 31, 2010, which was filed with the SEC on September 13, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine-month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

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

At February 28, 2011 and 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards Board ("FASB") ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2011.

FASB ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.   FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date. The Company has no Level 1 assets or liabilities; and

Level 2. Inputs from other than quoted prices in active markets that are observable either directly or indirectly. The Company has no Level 2 assets or liabilities; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions. The Company’s Level 3 assets consist of securities in privately held companies.  The Company has no Level 3 liabilities.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2011.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the period ended February 28, 2011.

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

At February 28, 2011 and May 31, 2010, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $680,400 and $163,600, respectively, principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2011 and May 31, 2010.  The significant components of the deferred tax asset at February 28, 2011 and May 31, 2010 were as follows:

	February 28, 2011	May 31, 2010

Net operating loss carry forward	$2,001,231	$481,353

Deferred tax asset	$680,400	$163,600
Deferred tax asset valuation allowance	$(680,400)	$(163,600)

At February 28, 2011 and May 31, 2010, the Company has estimated net operating loss carry- forwards of approximately $2,001,200 and $481,300, respectively, which expire in the years 2026-2030.  The approximate net change in valuation allowance between May 31, 2010 and February 28, 2011 is $1,519,900.

The Company has not yet determined what portion, if any, of the net operating losses available for carry forward, amounting to approximately $158,000 at November 30, 2009 that could be lost due to the December 2009 change in control and the operating losses available for carry forward, amounting to approximately $290,000 at November 30, 2010 that could be lost due to the November 2010 change in control.

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

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the period ending February 28, 2011, has no revenues, and has an accumulated deficit of approximately $2,001,200 since the inception of the Company.  These factors indicate that the Company may be unable to continue in existence.  The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company has obtained a $1,000,000 unsecured working capital credit line from a related company, North American Gold & Minerals Fund, and will seek additional capital from new equity securities offerings that, if successful, will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there are inherent uncertainties and management cannot provide assurances that it will be successful in its endeavors, as the timing and amount of capital requirements will depend on a number of factors.  Furthermore, there are no assurances that funds will be available to the Company from the aforementioned credit line inasmuch as the published financial statements of North American Gold & Minerals Fund do not reflect assets of sufficient quantity to meet the working capital needs of the Company.

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

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $244,000 for the three month period ended February 28, 2011 and $1,425,000 for the 9 month period ended February 28, 2011.

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

During November and December 2010, the Company entered into five separate transactions, wherein it acquired undivided interests in mining claims and leases included in the Oatman Gold Project from a number of different sellers.   As a result of these four transactions, a total of 142,500,000 shares of the Company’s common stock were issued to the sellers who later transferred these shares to North American Gold & Minerals Fund.  In connection with these acquisitions, North American Gold & Minerals Fund has entered into restricted stock agreements wherein it has agreed that, until November 30, 2012, it would not sell, alienate, pledge, assign, transfer, convey or in any way encumber its shares of the Company’s common stock.  From December 1, 2012 until November 30, 2014, North American Gold & Minerals Fund has agreed to limit sales of the Company’s common stock to no more than 2,000,000 shares during any consecutive period of 90 days.  Our new business plan involves gold exploration, development and mining.

Following the change in business focus, the Company’s financial statements reflect discontinued operations for the business expenses incurred prior to November 18, 2010.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On February 1, 2010, we borrowed $50,000 from our former principal officer/director, which was due and payable January 1, 2012, together with accrued interest of 12% per year.  On February 25, 2010, we borrowed an additional $15,000 from our former principal officer/director, which was due April 25, 2010, together with accrued interest of 30% per year.  At the option of the Company, both notes were convertible into common stock at $0.02 per share, in whole or in part.  During April and May, 2010, the former officer/director advanced an additional $10,000 to the Company for working capital for a total indebtedness amounting to $75,000.  On May 25, 2010, we exchanged the aforementioned indebtedness for a note payable to the former officer/director in the amount of $88,635.  The principal balance of the new note is comprised of the sum of the aforementioned notes and cash advances ($75,000), original issue discount ($7,500) and, unspecified loan fees and costs incurred by the lender ($6,135).

On May 25, 2010, we issued a note to another former officer in exchange for cash of $10,000.  On May 26, 2010, we issued a note to an unrelated individual in exchange for additional cash of $10,000, and on June 1, 2010, we issued a note to another unrelated individual in exchange for cash of $25,000.  The principal balances of each of the $10,000 notes are $11,818, which includes, in addition to the aforementioned cash advances, original issue discount of $1,000 and unspecified loan fees and costs incurred by the lender of $818.  The principal balance of the $25,000 note is $29,545, which includes original issue discount ($2,500) and, unspecified loan fees and costs incurred by the lender ($2,045).

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

Lender	Face Amount of Note	Less: Unamortized OID and Fees	Net
Former Officer/director	$88,635	$3,212	$85,423
Former Officer	11,818	431	11,387
Investor	11,818	436	11,382
Investor	29,545	1,137	28,408
Total	$141,816	$5.216	$136,600

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

NOTE 5 – CANCELLATION OF ACCRUED COMPENSATION AND  EMPLOYMENT AND SERVICE AGREEMENTS

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

On February 18, 2011, the Company entered into Service Agreements with Peter John Cronshaw and Nicolaas Edward Blom, which agreements became effective upon their election to the Company’s Board of Directors on March 3, 2011.  Pursuant to these agreements, each of Mr. Cronshaw and Mr. Blom received, in lieu of his base compensation of $35,000 per year ($70,000 in total per Director), 200,000 shares of our restricted common stock.  In addition, each of Mr. Mr. Cronshaw and Mr. Blom received 100,000 shares of restricted common stock as a "signing bonus", valued by the board of directors at $1,000 per Director.  The total amount, $72,000, for the 600,000 shares issued to Mr. Cronshaw and to Mr. Blom will be amortized over the 2-year period of their service agreements, commencing March 1, 2011.

NOTE 6– CAPITAL STOCK

Preferred Stock

We are authorized to issue 100,000,000 shares of preferred stock with a par value of 0.00001.  As of February 28, 2011, we have not issued any preferred stock.

Common Stock

On December 14, 2009, we amended our Articles of Incorporation and increased our authorized shares from 100,000,000 to 250,000,000 shares of common stock, $0.00001 par value per share.

On January 19, 2010, we authorized a 12 for 1 forward split of our common stock, which became effective March 9, 2010.  The stock split was accomplished by issuing additional shares to existing shareholders and adjusting the common stock accounts for the par value of the additional shares issued.  Authorized shares of $0.00001 par value common stock increased from 250,000,000 to 3,000,000,000 shares; issued and outstanding shares on the effective date increased from 21,245,753 to 254,948,988 shares.  The Board of Directors and Shareholders of the Company have approved a reduction of the authorized shares of common stock to 250,000,000 shares and the implementing amendment to the Company’s Articles of Incorporation were filed with and accepted by the Nevada Secretary of State.

Common stock to be issued consists of 1,100,000 shares of common stock under agreements executed and approved prior to February 28, 2011 to our Chief Executive Officer, Ronald Y. Lowenthal, 500,000 shares and to two new Directors, Peter Cronshaw (300,000 shares) and Edward Blom (300,000 shares).

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

NOTE 7 – MINING CLAIM ACQUISITION AGREEMENTS; MINING AND MINERAL LEASE

On November 18, 2010, November 22, 2010, November 26, 2010 and December 8, 2010, the Company entered into four separate agreements with different sellers, under which the company acquired a 100% interest in 15 unpatented lode mining claims and in 22 unpatented placer mining claims, located in Oatman, Mohave County, Arizona.  Pursuant to these agreements, the Company issued a total of 108,400,000 shares of its restricted common stock to various sellers.  The agreements require that the Company make minimum work expenditures of $100,000 per contract year.  The mining claims have been valued at the fair market value, $1,084,000 ($0.01 per share).

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

Since the Company is unable to support continued capitalization of acquisition costs, the Company has recognized impairment charges of $244,000 during the 3 months ended February 28, 2011 and $1,425,000 during the 9 months ended February 28, 2011.

NOTE 8 – UNSECURED LINE OF CREDIT

On November 29, 2010, the Company entered into a 1 year unsecured line of credit with a related party, North American Gold & Minerals Fund, pursuant to which the Company can borrow up to $1,000,000 on a revolving basis.  The line of credit is non-interest bearing for the first-year, thereafter interest accrues at 3% per annum.  At February 28, 2011, a total of $5,000 was outstanding under this line of credit.  Based on published financial statements, there are no assurances that additional funds will be available to the Company from the aforementioned line of credit when required by the Company.

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

NOTE 9 – SHARE CANCELLATIONS

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

NOTE 10 – INVESTOR RELATIONS FIRM

During March 2011 the Company appointed Global Media & Corporate Relations (“Global”) as its investor relations firm.  The firm arranged for the design of the Company’s website and answers investor inquiries.  Global was compensated for its first 12 months of services by 1,000,000 shares of the Company’s common stock, which were transferred to Global by one of the Company’s existing shareholders.  Accordingly, Global’s compensation has not been recognized as a Company expense since the expense was borne by a third party.

NOTE 11 – SUBSEQUENT EVENTS

New Directors

On March 3, 2011, the Company elected Peter Cronshaw and Edward Blom to its Board of Directors.  Upon such election, the Service Agreements that the Company entered into with each of Messrs. Cronshaw and Blom on February 18, 2011 became effective.  As compensation under the agreements, we have agreed to issue 200,000 (Two hundred thousand) restricted shares of our common stock to each of Mr. Cronshaw and Mr. Blom.  These Directors have each agreed  that his 200,000 (Two hundred thousand) restricted shares of our Company's common stock will  not be in any  manner  be  assigned,  pledged,  sold,  lent  or in any way alienated  for a  period  of 2  (Two)  years  commencing  from  the  date of the agreement  and  terminating  on February 17, 2013. As a signing bonus, we have agreed to issue 100,000 (One hundred thousand) restricted shares of our common stock to each of Mr. Cronshaw and Mr. Blom. These Directors have each agreed that these 100,000 (One hundred thousand)  restricted  shares of our  Company's  common stock will not be in any manner be assigned,  pledged, sold, lent or in any way alienated for a period of 3 (Three) years  commencing  from the date of the agreement and  terminating  on February 18, 2014.

Lease of Crown King Dumps

On May 1, 2011, the Company entered into a mineral and mining lease of 7.11 acres of the Buckeye patented mining claim located in the Pine Grove Mining District, Yavapai County, Arizona, with Clark Copper Mines, LLC (the “lessor”).  The Company believes that a major portion of the dumps of the historic Crown King Gold Mine are located on this acreage, with an estimated 100,000+ tons of stacked surface material which emanated from the historic Crown King Mine.  In addition, the property includes approximately 400 linear feet of the Crown King vein, as well as the discovery shaft and former assay house for the mine. Water is reportedly available from flooded mine workings under the property.

The Crown King property is accessible from Phoenix, Arizona as follows:  48 miles north on Interstate Highway 17 to Exit 248, Bumble Bee; 28 miles west on Crown King Road (portions unpaved); then 2 miles up the mountain on unpaved Gladiator Mine Road to the property.

Since the Dumps are located on the surface, there is no need to mine the material.  It can be loaded on dump trucks by excavating equipment.  However, there is no nearby mill to process the material.  The Company’s intends to investigate procurement of a portable mill that could be used at Crown King and later disassembled and shipped to another Company location, specifically Oatman.

The Crown King Lease is for a term of three (3) years, and the Company may renew the Crown King Lease for up to three renewal terms of three (3) years each.  The Company may terminate the Lease at any time without penalty.  Pursuant to the Lease, the Company agreed to issue 500,000 shares of the Company’s Class A Preferred Stock to the lessee. Each share of Class A Preferred Stock will have a stated value of $0.10 per share, and will be convertible into common stock of the Company on a 1 for 1 basis on and after January 1, 2012. The Company found it advantageous to issue preferred stock for this acquisition because the lessor valued the shares at $0.10 per share, thus producing negative dilution for the Company’s existing common shareholders at the Company’s current market price of approximately $0.03 per share.

The Company agreed to pay the lessor a net smelter returns royalty at a flat rate of 4%.   There is a minimum royalty of $20,000 per year payable annually in arrears to the lessor, with the first payment due on April 30, 2012.

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

Oatman Gold Project Property Description

The Oatman Gold Project (the “Project") is comprised of approximately 3,600 acres of mining claims in one of Arizona's gold producing districts.  The Oatman Gold District is located in the southern portion of the Black Mountains, about 30 miles southwest of Kingman, Mohave County, Arizona, and approximately 100 miles southeast of Las Vegas, Nevada.  Access is via US Highway 66, which passes through the central part of the district.

Since the original discovery of gold was made in 1863, the Oatman Gold Mining District, Mohave County, Arizona, has produced approximately 2.2 million ounces of gold and approximately .08 million ounces of silver from approximately 3.8 million tons of ore. The Oatman Gold Project includes the "Argo", “King Midas" and "Lexington" Gold Mines.

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

 (2)     The "King Midas Gold Mine" is located on the next parallel vein south of the Tom Reed vein.  The workings consist of a 310-foot shaft and several surface cuts on the footwall of an outcrop of a weathered, northwest southeast striking rhyolitic dike.  Laterals are reported at the 100-foot, 200-foot and 200 foot levels, with several hundred feet of lateral drifting from the shaft.  There is a second 300-foot shaft northwest of the first shaft, with levels at 60 feet, 100 feet, 200 feet and 300 feet.  During the 1980's, Fischer-Watt Gold conducted a drilling campaign in the Oatman area and a portion of the Company’s central claim block is located within the drilled ground.  A gold resource was reportedly defined and brought into limited production at the "King Midas Gold Mine" by Fischer-Watt Gold, but the mine was closed before it was brought into full production.

 (3)     The "Lexington Gold Mine" is a gold deposit, located on private property south of the "King Midas Gold Mine", and includes approximately 90 acres of patented mineral rights with almost a mile of a gold vein system comprised of three known ore bearing veins. Several of the Company’s unpatented mining claims maybe located to the probable southeast extensions of the mineralized vein structures exploited at the “Lexington  Gold  Mine"  Group.  Numerous  productive northwest-southeast veins, namely the Guilt Edge, Mitchell Golconda, Leland-Boundary Cone,  Gold Key,  Boer,  Arizona Tom Reed-Gold  Dust, Orion and  possibly  the Bell and Oatman  Queen-Tom Reed Jr. veins may converge at or near the Lexington Group of claims. This area of convergence, combined with its location between the large producing Gold Road and Tom Reed Mines and central to the district as a whole, may have a potential for the discovery of ore.

The Company’s claims also cover several other gold mines including the "Big Johnnie Gold Mine", “Lucky Boy Gold Mine", “Pictured Rock Gold Mine" and the "Tom Reed Junior Gold Mine".

The Company’s claims also include the “Oatman Southern Gold Mine", which may have potential as a possible   low-grade detachment fault gold deposit.  The southern claim block also includes 12 additional  gold  mines  which,  upon  sampling,  may  prove  to  be  exploration targets: "Adams", "Cone", "Esperanza",  "Green Quartz", "Lazy Boy", "Oatman Syndicate", "Paragon", "Peerless", "S. Arataba", "United Oatman", "United Range", and "Wrigley" Gold Mines.

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

Liquidity and Capital Resources

As of February 28, 2011, our total assets were $97,520, including cash (bank overdraft) of $(116).  Our total liabilities were $273,116.  If we are unable to raise additional cash we will either have to suspend operations until we do raise the cash, or cease operations entirely.  As of the date of this report, we have not initiated revenue-producing operations.

Results of Operations

Period from April 27, 2005 (original  inception) to November 18, 2010:

Since the Company’s original inception on April 27, 2005, we have not generated any revenues.  Our expenses from that inception through November 18, 2010 were $723,240 which is now deemed to be attributed to discontinued operations. As of November 18, 2010, the Company began a new exploration stage with the acquisition of mineral property interests.  The Company recognized a loss of $1,277 from its initial operations under the exploration stage as of February 28, 2011.

Three and Nine Month Periods Ending February 28, 2011 compared with 2010:

In the three and nine month periods ending February 28, 2011, the loss from continuing operations was $369,484 and $1,277,991, respectively. The Company’s most significant expense for its newly acquired mineral property rights was $244,000 during the three month period ended February 28, 2011 and $1,425,000 during the nine month period ended February 28, 2011.  This expense was offset by the cancellation of accrued compensation expense of $277,371.  All other prior activities for 2010 and 2009 are accounted for as part of the Company’s discontinued operations

Recent Accounting Pronouncements

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the quarter ended February 28, 2011.

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of May, 2011.

ASPA GOLD CORP.

BY: /s/	RONALD YADIN LOWENTHAL RONALD YADIN LOWENTHAL
President and Principal Executive Officer and

BY: /s/	RONALD YADIN LOWENTHAL RONALD YADIN LOWENTHAL
Chief Financial Officer and Principal Financial Officer